Form 10QSB
period 1996-03-31
CARE FIRST INC
filed 1996-05-14
CIK 931414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

                        Commission file number 33-84692C

                                 CARE FIRST INC.
             (Exact name of registrant as specified in its charter)

          Minnesota                                       41-0877001
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        3720 23rd Ave So
         Minneapolis, MN                                     55407
(Address of principal executive offices)                   (Zip Code)

                                 (612) 724-5495
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES _X_ NO ____

At May 10, 1996, 10,500 shares of Common Stock were outstanding.

                       -----------------------------------

         This Form 10-Q consists of 16 pages. Exhibits begin on page 15.



                                 CARE FIRST INC.

                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 1996

                                      INDEX


PART I - FINANCIAL INFORMATION                                        PAGE

    Item 1.   Condensed Financial Statements and Notes . . . . . .     3

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . .    9



PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . .   12

    Item 2.   Changes in Securities . . . . . . . . . . . . . . . .   12

    Item 3.   Defaults Upon Senior Securities . . . . . . . . . . .   12

    Item 4.   Submission of Matters to a Vote of Security Holders .   12

    Item 5.   Other information . . . . . . . . . . . . . . . . . .   12

    Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . .  13



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15











                                 CARE FIRST INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


March 31, 1996

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended September 30, 1995.

NOTE B - COMMON STOCK

         Authorized and outstanding common stock shares are as follows at September 30, 1995:

                                         Class A   Class B  Unclassified  Total

         Shares of Stock Authorized         500     10,000      4,500    15,000
         Shares of Stock Outstanding        500     10,000          0    10,500
         Par Value per Share              $0.01      $0.01      $0.01       N/A
         Voting Rights                      Yes         No         No       N/A

NOTE C - OPERATIONS

         The Corporation owns and operates the following:

         Description                Address                 Operation

         Nile Health Care Center    3720 23rd Ave South     (1) 256-Bed Nursing
                                    Minneapolis  MN         Care Facility

         Cedar Pines Health         2739 Cedar Ave South    (1)
         Care Facility              Minneapolis  MN

         Care First Home            3720  23rd Ave South    Home Health Services
         Health Services            Minneapolis  MN

(1) November 30, 1995, the Nile Health Care Center substantially completed its building project. As of December, 1995, Nile Health Care Center became a 256-bed licensed nursing care facility. The Existing facility had been a 125-bed licensed nursing care facility. The Cedar Pines Health Care Facility had been a 75-bed licensed nursing care facility prior to the building project completion. As discussed in the Corporation's annual report on Form 10KSB for the fiscal year ended September 30, 1995, the Cedar Pines Health Care Facility building is for sale.

NOTE D - SERIES 1994 BONDS

         In December 1994, the City of Minneapolis issued $4,725,000 of Health Care Facilities Refunding Revenue Bonds (Care First Inc. Project) and $8,500,000 of Taxable Health Care Facilities Revenue Bonds (Care First Inc. Project) to refund the Series 1983 Tax Exempt Bonds and to finance construction and equipping of a 131-bed Addition to the Corporation's 125-bed Existing Facility. The Series 1983 Tax Exempt Bonds were not refunded until January 11, 1995. The proceeds from the Series 1994 Tax Exempt Bonds were deposited with the trustee in the Bond Fund until the refunding occurred. The proceeds from the Taxable Health Care Facilities Revenue Bonds remain in Trustee Held Funds until certified draw requests are processed for construction costs, including building construction, equipment installation, capitalized interest and other Project costs.


                                 CARE FIRST INC.
                            CONDENSED BALANCE SHEETS


                                                                March 31     September 30,
                                                                  1996           1995
                                                              (Unaudited)

             ASSETS

CURRENT ASSETS
Cash                                                         $    486,861    $    704,833
Accounts Receivable-Residents                                   1,094,186         715,559
Current Assets Whose Use is Limited                               564,323         997,916
Note Receivable - Stockholders                                     16,736          25,402
Deferred Tax Asset                                                110,000         110,000
Other Current Assets                                              116,451          46,299
                                                             ------------    ------------
             Total Current Assets                            $  2,388,556    $  2,600,009
                                                             ------------    ------------

ASSETS WHOSE USE IS LIMITED                                  $  1,376,592    $  3,035,043
                                                             ------------    ------------

PROPERTY AND EQUIPMENT at Cost Less Accumulated
  Depreciation of $3,298,794 at March 31, 1996 and
  $3,157,514 at September 30, 1995                           $ 10,545,898    $  4,000,308
                                                             ------------    ------------

OTHER ASSETS
Construction in Progress                                     $       --      $  4,831,934
Unamortized Financing Costs                                     1,095,296       1,146,176
Other Assets                                                       12,442          14,932
                                                             ------------    ------------
             Total Other Assets                              $  1,107,738    $  5,993,042
                                                             ------------    ------------

             Total Assets                                    $ 15,418,785    $ 15,628,402
                                                             ============    ============

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Current Maturites of Long Term Debt                          $    146,120    $    294,099
Accounts Payable                                                   80,088         121,735
Accounts Payable - Other                                          421,383         512,723
Accrued Salaries and Benefits                                     517,888         146,120
Other Accrued Expenses                                            949,493       1,005,629
                                                             ------------    ------------
             Total Current Liabilities                       $  2,114,973    $  2,080,306
                                                             ------------    ------------

LONG-TERM DEBT (Net of Current
  Maturities Shown Above)                                    $ 13,296,973    $ 13,367,185

OTHER LIABILITIES                                                 228,472         355,500

                                                             ------------    ------------
             Total Liabilities                               $ 15,640,418    $ 15,802,991
                                                             ------------    ------------

STOCKHOLDERS' (DEFICIT)
Common Stock                                                 $     17,765    $     17,765
Retained (Deficit)                                               (239,398)       (192,354)
                                                             ------------    ------------
             Total Stockholders' (Deficit)                   $   (221,633)   $   (174,589)
                                                             ------------    ------------
             Total Liabilities and Stockholders' (Deficit)   $ 15,418,785    $ 15,628,402
                                                             ============    ============





                                 CARE FIRST INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED (DEFICIT)



                                            For the Three Months Ended     For the Six Months Ended
                                                     March 31                      March 31
                                            --------------------------    --------------------------
                                               1996           1995            1996          1995
                                            (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                REVENUES
Resident Services                           $ 2,430,642    $ 2,086,598    $ 4,423,283    $ 4,265,055
Home Health Services                            (25,665)        76,201        (25,665)       149,058
                                            -----------    -----------    -----------    -----------
             Total Revenue                  $ 2,404,977    $ 2,162,799    $ 4,397,618    $ 4,414,113
                                            -----------    -----------    -----------    -----------

OPERATING EXPENSES
Resident Services                           $ 1,961,404    $ 1,802,584    $ 3,842,890    $ 3,761,753
Home Health Services                              1,990         60,532          2,386        160,123
                                            -----------    -----------    -----------    -----------
             Total Operating Expenses       $ 1,963,394    $ 1,863,116    $ 3,845,276    $ 3,921,876
                                            -----------    -----------    -----------    -----------

INCOME  FROM OPERATIONS BEFORE
  DEPRECIATION, AMORTIZATION AND INTEREST   $   441,583    $   299,683    $   552,342    $   492,237

DEPRECIATION AND AMORTIZATION                    68,657         59,861        141,280        110,132

INTEREST                                        367,679         99,864        518,447        243,388

                                            -----------    -----------    -----------    -----------
INCOME (LOSS) FROM OPERATIONS               $     5,247    $   139,958    $  (107,385)   $   138,717

OTHER INCOME                                     (4,209)        35,504         28,982         72,677

                                            -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES           $     1,038    $   175,462    $   (78,403)   $   211,394

PROVISION FOR INCOME TAXES                          416         70,185        (31,361)        84,558

                                            -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS     $       622    $   105,277    $   (47,042)   $   126,836

EXTRAORDINARY LOSS - LOSS ON
  REFUNDING OF BONDS                               --         (172,925)          --         (172,925)
                                            -----------    -----------    -----------    -----------
NET INCOME  (LOSS)                          $       622    $   (67,648)   $   (47,043)   $   (46,089)

Retained Deficit - Beginning                   (240,019)      (232,338)      (192,354)      (253,897)
                                            ===========    ===========    ===========    ===========
RETAINED DEFICIT - ENDING                   $  (239,397)   $  (299,986)   $  (239,397)   $  (299,986)
                                            ===========    ===========    ===========    ===========





                                 CARE FIRST INC.
                            STATEMENTS OF CASH FLOWS


                                                                      For the Six Months Ended
                                                                              March 31
                                                                     ---------------------------
                                                                        1996           1995
                                                                     (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
       Cash Received from Resident Services                          $ 4,018,991    $ 4,414,033
       Cash Paid to Suppliers and Employees                           (3,929,339)    (3,992,278)
       Interest Paid                                                     (17,856)      (169,330)
       Interest Received                                                  36,422         50,598
       Income Tax Refunds Received                                        (2,800)        (3,308)
                                                                     -----------    -----------
                  Net Cash Provided by Operating Activities          $   105,418    $   299,715
                                                                     -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of Property and Equipment                           $   (78,280)   $   (13,451)
       Decrease in Note Receivable - Stockholders                          8,666           --
       Decrease in Development Costs                                        --          114,799
       Disbursements from Trustee Held Funds                                --          177,390
       Deposits to Bond Fund                                            (243,563)      (257,151)
                                                                     -----------    -----------
                  Net Cash Provided (Used) by Investing Activities   $  (313,177)   $    21,587
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Principal Payments on Long-Term Debt                          $   (10,213)   $   (15,332)
       Payment of Note Payable                                              --         (100,000)
                                                                     -----------    -----------
                  Net Cash (Used) by Financing Activities            $   (10,213)   $  (115,332)
                                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                                      $  (217,972)   $   205,970

Cash - Beginning                                                         704,833        432,802

                                                                     ===========    ===========
CASH - ENDING                                                        $   486,861    $   638,772
                                                                     ===========    ===========

RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES
  Net Income (Loss)                                                  $   (47,043)   $   (46,089)
  Depreciation and Amortization                                          141,280        110,132
  Extraordinary Loss on Refunding                                           --          172,925
  (Increase) Decrease in Current Assets:
    Accounts Receivable - Residents                                     (378,627)          (100)
    Other Current Assets                                                 (67,662)       144,242
  Increase (Decrease) in Current Liabilities:
    Accounts Payable                                                     (41,647)      (119,306)
    Other Current Liabilities                                            499,116         37,911
                                                                     ===========    ===========
       Net Cash Provided by Operating Activities                     $   105,418    $   299,715
                                                                     ===========    ===========



                                 CARE FIRST INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                      For the Six Months Ended
                                                                               31-Mar
                                                                     --------------------------
                                                                        1996           1995
                                                                     (Unaudited)    (Unaudited)
Proceeds from Bonds Payable                                          $      --      $13,225,000
                                                                     ===========    ===========

Deposits to Trustee/Held Funds                                       $    95,002    $ 8,194,512
                                                                     ===========    ===========

Transfers from Trustee Held Funds for
    Property and Equipment Acquisition and Financing Costs           $ 1,674,763    $ 1,017,780

Payment of Bond Principal and Interest                                   741,664      4,725,000
                                                                     -----------    -----------
             Total                                                   $ 2,416,427    $ 5,742,780
                                                                     ===========    ===========

Increase (Decrease) in Construction Costs Payable                    $      --      $   534,484
                                                                     ===========    ===========

Transfer of Construction in Progress to Property
  and Equipment                                                      $ 4,831,934    $      --
                                                                     ===========    ===========







MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Following is the analysis of the results of operations and financial condition of the Corporation as of March 31, 1996 and September 30, 1995 and for the three months ended March 31, 1996 and 1995 and the six months ended March 31, 1996 and 1995.

RELOCATION TO EXPANDED FACILITY OF CEDAR PINES FACILITY BEDS

         The Cedar Pines Facility has become costly to operate and of diminishing attractiveness to new residents because of location, obsolescence and building design limitations. In the mid-1980's, the Corporation commenced preparations to terminate operations at the Cedar Pines Facility and to relocate its beds to a new addition to be built attached to the Nile Health Care Center (The Addition).

         These preparations have been costly. They include an application, granted in 1989, for an exception to the moratorium which prohibits licensing and certification of beds in new, relocated or remodeled facilities; subsequent lobbying activities to obtain extensions of the exception; the acquisition (which also included the demolition of vacant businesses on nearby properties owned by the Corporation to reduce insurance and property tax expenses); and certain survey, construction planning and architectural planning work.

In December 1994, the general contractor began constructing the new addition and obtained substantial completion in November 1995.

DEPENDENCE ON MINNESOTA MEDICAID PROGRAM

         Substantially all revenues of the Corporation are derived from daily resident rates established by the Department of Human Services (DHS) for its nursing facility pursuant to the Rate-setting System. Changes in the Rate-setting System may be anticipated and the effects of such changes on the Corporation cannot be predicted. For instance, in 1995, the State of Minnesota, by statute, authorized the DHS to establish a contractual alternative payment system, called the "Nursing Home Contract Project". (See Other Information)

Comparison of the three months ended March 31, 1996 to the three months ended March 31, 1995 and the six months ended March 31, 1996 to the six months ended March 31, 1995.

         For the unaudited second quarter of 1996, the three months ended March 31, 1996, the Corporation's net income before extraordinary loss on refunding of debt was $622 in comparison with $105,277 for the same period in 1995 and for the six months ended March 31, 1996, the net (loss) before extraordinary loss on refunding of debt was $47,042 in comparison with income of $126,836 for the same period in 1995. The 1996 loss may be attributed to the decreased census at the Cedar Pines Health Care Facility from 4,502 for the period October 1, 1994 - December 5, 1994 to 3,249 for the period October 1, 1995 - December 5, 1995 or 1,253 days. December 5, 1995, Nile Health Care Center went from 125-beds to 256-beds in December. As forecasted, the Nile is expected to "fill-up" to 97% occupancy over the course of 12 months. At March 31, 1996, the 256-bed facility was operating at 72% occupancy.

         Revenue increased by $242,178 or 10%, from $2,162,799 for the three months ended March 31, 1995, to $2,404,977 for the three months ended March 31, 1996 and decreased by $16,495 from $4,414,113 for the six months ended March 31, 1995 to $4,397,618 for the six months ended March 31, 1996. Resident services revenue increased by $344,044 or 14 %, from $2,086,598 for the three months ended March 31, 1995 to $2,430,642 for the three months ended March 31, 1996 and increased $158,228 or 4%, from $4,265,055 for the six months ended March 31, 1995 to $4,423,283 for the six months ended March 31, 1996. The increase in revenue is a blend of increased rates and the lower census at Cedar Pines Health Care Facility. The daily room rate at the Nile Health Care Center increased 6% December 1, 1995 (Project completion date). In addition, the Nile Health Care Center's daily room rate is approximately $10 per day or 8% higher than the Cedar Pines Facility. Thus, the revenue for the period December 6, 1995-March 31, 1996 is at the increased Nile Health Care Center daily rate compared to a blend of the Nile Health Facility rate and the lower Cedar Pines Facility rate for the comparative period in 1995. In March 1996, a $(25,665) medicare settlement for Home Health Services for the period ended September 30, 1995 was recorded. As of July 1995, the Corporation suspended the operations of the Home Health Services until it is determined that Home Health Services will be profitable.

         Operating expenses, which include salaries and benefits, supplies, utilities, food, purchased services, and general and administrative expenses, increased $100,278 or 5% from $1,863,116 for the three months ended March 31, 1995 to $1,963,394 for the three months ended March 31, 1996 and decreased $76,600 or 2% from $3,921,876 for the six months ended March 31, 1995 to $3,845,276 for the six months ended March 31, 1996. Resident services operating expenses increased $158,820 or 8% from $1,802,584 for the three months ended March 31, 1995 to $1,961,404 for the three months ended March 31, 1996 and increased $81,137 or 2%, from $3,761,753 for the six months ended March 31, 1995 to $3,842,890 for the six months ended March 31, 1996. The net increase (decrease) is a blend of the suspended Home Health operations, the increase in physical plant of Nile Health Care Center from 125 beds to 256 beds and the reduced census at the Cedar Pines Facility.

         Depreciation, amortization and interest expense, increased $276,611 or 63% from $159,725 for the three months ended March 31, 1995 to $436,336 for the three months ended March 31, 1996 and increased $306,257 or 46% from $353,470 for the six months ended March 31, 1995 to $659,727 for the six months ended March 31, 1996. The increase is a result of the net effect of the Series 1983 bonds, which bore interest ranging from 10.25% to 11.75% being refunded with the Series 1994 bonds which bear interest from 5% to 7.75%, the 1994 Taxable Bonds interest expense not being capitalized as of December 1, 1995 (Project completion) and the Project costs being depreciated since the new facility is open.

         For the three and six month periods ended March 31, 1995, the extraordinary loss on refunding of the Series 1983 Bonds is the sum of the unamortized financing costs on the Series 1983 Bonds of $240,958 and the prepayment penalty of $47,250, net of an effective income tax rate of 40%.


         The Corporation's estimated income tax expense for the three months ended March 31, 1995 was $70,185 based on a pretax income of $175,463 and for the three months ended March 31, 1996, estimated income tax expense was $416 based on a pretax income of $622, resulting in an effective income tax rate of 40%. For the six months ended March 31, 1995, estimated income tax expense is $84,558 based upon a pretax income of $211,394 and for the six months ended March 31, 1996, estimated income taxes recoverable were $31,361 based upon a pretax loss of $78,403; resulting in an effective income tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation does not maintain any line of credit or other external sources of liquidity.

         At March 31, 1996, the Corporation had $486,861 in cash, and working capital of $273,583 based upon current assets of $2,388,556 and current liabilities of $2,114,973 and at September 30, 1995, the Corporation had $704,833 in cash, and working capital of $519,703 based upon current assets of $2,600,009 and current liabilities of $2,080,306. During the six months ended March 31, 1996, net cash decreased $217,972. Net cash provided by operating activities was $105,418 for the six months ended March 31, 1996.

         Construction costs (previously referred to as development costs payable) and Accounts Payable have decreased $260,015 from September 30, 1995 to December 31, 1995, mainly as a result of the project being substantially completed and equipment installed.

         As of March 31, 1996, total outstanding Long-Term Debt of the Corporation equaled $13,443,093 consisting of the Series 1994 Taxable Health Care Facilities Revenue Bonds and the Series 1994 Health Care Facility Refunding Revenue Bonds, both of which are secured equally and ratably on parity by a mortgage lien on, security interest in and an assignment of leases and rents of the Addition and the Nugent, Note, secured by a subordinated mortgage lien on the Cedar Pines Facility.

         Unamortized Financing Costs consist of financing costs associated with the issuance of the City of Minneapolis, Minnesota Taxable Health Care Facilities Revenue Bonds and the City of Minneapolis, Minnesota HealthCare Facilities Refunding Revenue Bonds.

         Assets Whose Use is Limited decreased a net $2,092,044 from $4,032,959 at September 30, 1995 to $1,940,915 at March 31, 1996 as a result of $1,674,763 of construction draws of the Project and payments of bond principal and interest of $741,664 net with interest earnings and deposits to the Bond Funds. The net proceeds of the 1995 Taxable Health Care Facilities Bonds are being held by the trustee in accounts whose use is limited until they are expended for their designated purposes.

         The Corporation intends to use the net proceeds of the 1994 Taxable Health Care Facilities Bonds, together with $750,000 of other assets, to fund approximately $5,400,000 of construction costs and approximately $3,850,000 of equipment costs, other costs of the project, related reserve funds, and financing costs. To enhance liquidity and cashflow, proceeds from the Bonds were available to pay interest on the Bonds for approximately 2.5 months following the completion of the Addition. The Corporation has not entered into any material agreements or commitments with respect to acquisitions or development except the construction and architect contracts. Purchase orders for equipment financed with proceeds of the Bonds were entered in to near the completion of the Addition. The Department of Health, the City of Minneapolis, and the Fire Marshall approved the Addition for occupancy November 30, 1995.

         The Corporation believes the proceeds from the offering of the Bonds, together with existing capital resources and cash flow from its existing operations, will be sufficient to make the indebtedness repayments, to make capital additions, and improvements, to complete the project described herein, and to meet other working capital needs for the next twelve months.

IMPACT OF INFLATION

         The health care industry is labor intensive. Wages and other expenses increase more rapidly during periods of inflation and when shortages in the labor market occur. In addition, suppliers pass along rising costs in the form of higher prices. Increases in daily rates under the Rate-setting System generally lag behind actual cost increases, so the Corporation may have difficulty covering them in a timely fashion, despite an inflation factor in the rate-setting process. This is due to the lag between "reporting" period (when costs are incurred) and the rate year when their costs are actually reflected in daily rates paid to the Corporation for services provided.


Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) Statement No. 106, "Employers Accounting for Post Retirement Benefits Other Than Pensions", became effective for the Corporation in 1995. Statement No. 106 had insignificant impact on the Corporation's financial position or results of operations as the Corporation currently does not provide post retirement benefits.

The Corporation currently does not provide its employees with significant post-employment benefits. Accordingly, FASB issued Statement No. 112 "Employers' Accounting for Post-Employment Benefits" will not significantly impact the Corporation.

FASB issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" amends ARB No. 43, supersedes SFAS No. 12, and establishes accounting standards for both marketable equity and debt securities. SFAS NO. 115, which became effective in 1995 did not have a material effect on the Corporation.

In March 1995, the FASB issued Statement No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 will be effective for the Corporation with the fiscal year beginning October 1, 1996. The effects of SFAS No. 121 on this Corporation have not yet been determined, but are expected to be insignificant.


PART II:  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          None

Item 2.   CHANGES IN SECURITIES

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5.   OTHER INFORMATION

          "NURSING HOME CONTRACT PROJECT"
          On December 15, 1995, the Corporation received notification that they were approved to participate in the State of Minnesota contractual alternative payment system, called the "Nursing Home Contract Project". The purpose of the Project is to explore a contract-based reimbursement. The Minnesota Department of Human Services is in the process of negotiating with the limited number of facilities which were approved to participate in the Project. Approved facilities will be paid their reimbursement rates in effect July 1, 1995 with an annual inflationary adjustment. This project will impact Medicaid and private pay reimbursement rates effective July 1, 1996.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          None




                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CARE FIRST INC.

Dated:  May 10, 1996                    By ____________________________
                                           Jack E. Nugent, President and Chief
                                           Financial Officer




                                  EXHIBIT INDEX

Exhibit 27                       Financial Data Schedule         Page 16