Form 10KSB
period 1996-09-30
CARE FIRST INC
filed 1996-12-27
CIK 931414

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                           ____________________

                              FORM 10-KSB

(Mark One)

      X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended  September 30 1996

                                    OR

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Securities Act File No. 33-84692C

                              CARE FIRST INC.
(Name of small business issuer as specified in its charter)

          Minnesota                                           41-0877001
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                           3720 23rd Avenue South
                           Minneapolis  MN  55407
               (Address of principal executive offices)(Zip Code)

Issuer's telephone number, including area code:  (612) 724-5495

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: Not applicable.

State issuer's revenues for its most recent fiscal year:    $9,579,485
                                                         ----------------

The aggregate market value of voting stock held by nonaffiliates of the registrant as of September 30, 1996 was approximately: Not applicable. Registrant's stock is not publicly traded.
     As of September 30, 1996, there were 10,500 shares of Common Stock of the issuer outstanding.

               Documents Incorporated by Reference:  None.

This Form 10KSB consists of pages 1 - 43

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

OVERVIEW
     On December 27, 1994 the City of Minneapolis issued $4,725,000 of Health Care Facilities Refunding Revenue Bonds (Care First Inc. Project) and $8,500,000 of Taxable Health Care Facilities Revenue Bonds (Care First Inc. Project) to refund the Series 1983 Tax Exempt Bonds and to finance construction and equipping of a 131-bed Addition to the Corporation's 125-bed Existing Facility. The Series 1983 Tax Exempt Bonds were refunded January 11, 1995. The proceeds from the Series 1994 Tax Exempt Bonds were deposited with the trustee in the Bond Fund until the refunding occurred. The proceeds from the Taxable Health Care Facilities Revenue Bonds remain in Trustee Held Funds until all certified draw requests are processed for construction costs, including building construction, equipment installation, capitalized interest and other Project costs.


FINANCING PLAN
     Proceeds of the Bonds were loaned by the City to the Corporation to finance construction and equipping of a new 131-licensed bed addition (the "Addition" to an existing skilled nursing facility which had 125 licensed beds located in the City and known as the Nile Health Care Center (the "Existing Facility"). The Addition was constructed pursuant to an exemption from the general moratorium in Minnesota that prohibits the licensure and certification of skilled nursing beds in new, relocated or remodeled nursing facilities. The Existing Facility and the Addition (collectively, the "Expanded Facility") is owned and operated by the Corporation.

     As a condition to the issuance of the Bonds, pursuant to a separate Trust Indenture between the City and the Trustee, the City concurrently issued its Health care Facilities Revenue Refunding Bonds (Care First Inc. Project), Series 1994 (the "Tax Exempt Bonds") in the aggregate principal amount of $4,725,000.

     Pursuant to a separate loan agreement (the "Tax Exempt Loan Agreement") the City loaned to the Corporation (the "Tax Exempt Loan") proceeds from the sale of the Tax Exempt Bonds to refund $4,725,000 aggregate principal amount of the City's outstanding Health Care Facility Revenue Bonds (Nile Nursing Home Project) Series 1983 (the "Refunded Bonds"). On the date of issuance of the Bonds and Tax Exempt Bonds, proceeds of the Tax Exempt Bonds, together with a portion of the proceeds of the Bonds, were deposited with the Trustee in an amount sufficient, with other funds on deposit with the Trustee therefor, to pay within 30 days thereafter all principal of and interest on the Refunded Bonds, plus a redemption premium equal to 1% of the principal amount of the Refunded Bonds. Such deposit on the date of issuance was used to defease the Refunded Bonds, satisfying the Corporation's obligation to repay the City's loan of Refunded Bond proceeds and permit the release of certain loan covenants and the mortgage lien on the Existing Facility which secured the Refunded Bonds. Proceeds of the Refunded Bonds were previously loaned to the Corporation to finance the acquisition, construction and equipping of the Existing Facility. The Refunded Bonds had a final maturity of March 1, 2013 and bore annual interest rates ranging from 10.25% to 11.75%.

     Under the Tax Exempt Loan Agreement, the Corporation is obligated to pay all amounts due on the Tax Exempt Bonds. Pursuant to an Intercreditor and Parity Agreement between the City and the Trustee (the "Parity Agreement"), the Tax Exempt Bonds are secured equally and ratably on parity with the Bonds by a mortgage lien on and security interest in the land, buildings and certain personal property of the Expanded Facility (the "Project Facilities"). The Taxable Bonds are not secured by any amounts held by the Trustee under the Tax Exempt Indenture (including Corporation repayments of the Tax Exempt Loan or a reserve fund for the Tax Exempt Bonds), and likewise the Tax Exempt Bonds are not secured by amounts held under the Indenture for the Taxable Bonds. An "Event of Default" with respect to the Tax Exempt Bonds will cause an Event of Default with respect to the Taxable Bonds, and vice versa.

INDUSTRY BACKGROUND
     The Expanded Facility provides skilled nursing care and convalescent facilities for in-patient elderly and disabled persons, including those admitted as an interim step after hospitalization and before returning to their homes, as well as those admitted for long-term residency. The residents of the Expanded Facility receive room and board, 24-hour professional nursing care, special diets as required, and such drugs and therapy as may be prescribed by the resident's physician. Three balanced meals are provided to each resident daily, either in his or her room or at a central dining location. Light snacks are provided during the day and at bedtime. The Expanded Facility is managed by a full-time administrator, an assistant administrator, a finance director, and a director of nursing who is a registered nurse responsible for supervising the licensed nurses and nurses' aides working at the facilities. Social service programs at the facility are provided by a qualified social worker. The facility has a licensed physician on call available to the residents. In addition, the facility has an arrangement with the hospital of the resident's choice for the transfer of the resident and his or her medical records between the facility and such hospital when necessary. The Corporation contracts with Novacare-Northside Therapy Services, Inc., for on-site provision of physical, occupational and speech therapy.

     The beds at the Expanded Facility are licensed by the Department of Health of the State of Minnesota and certified under federal regulations as a nursing facility. The facility is currently in compliance with all physical requirements, safety standards and operating procedures necessary for eligibility in the Medicaid program and are certified for Medicare reimbursement. Federal certification requires, among other things, that the Corporation provide a high level of care, with continuous licensed nursing supervision. State licenser and certification requires, among other things, prescribed ratios of skilled personnel to residents.


THE CORPORATION AND ITS FACILITY
     The Corporation was incorporated under the laws of Minnesota in 1964. All stock of the Corporation is owned by Merle V. Nugent and her four adult children. Merle V. Nugent and her son Jack E. Nugent (the "Controlling Shareholders") are the Corporation's sole directors and principal officers. The Corporation's principal office is located at 3720 23rd Avenue South, Minneapolis, Minnesota 55407; its telephone number is (612)724-5495. The Corporation presently owns and operates the Expanded Facility with 256 beds.
All such beds in this facility are licensed by the Minnesota Department of Health and certified under the Medicare and Medicaid Programs described herein. The Corporation ceased operations of the Cedar Pines Facility on December 5, 1996, and the Expanded Facility received a license and certification for 256 beds (an increase of 56 beds). The Corporation later sold the Cedar Pines Facility on September 16, 1996.

     In 1993, the Corporation established a home health care agency to provide licensed health care services in clients' homes or at other facilities. The Corporation suspended its operations July 1995 until it is determined that it will be profitable.


EXISTING LONG-TERM DEBT
      In December of 1978, the Corporation redeemed 500 shares of common stock owned by Fred E. Nugent, former husband of Merle Nugent, pursuant to an agreement of the Corporation (the "Redemption Agreement"). To finance its obligation to pay the purchase price of the stock, the Corporation issued a promissory note to Fred E. Nugent in the amount of $636,414 (the "Nugent Note"). During 1983, the Nugent Note was renegotiated, at which time the balance of the Note was $483,810. As of September 16, 1996, the outstanding balance of the Nugent Note was paid in full upon the sale of the facility.

OPERATION OF THE EXPANDED FACILITY
     The Corporation is benefitting financially from operating efficiencies attributable to increased utilization of capacities of the Expanded Facility, including centralization of services and personnel, increased coordination of staffing, and purchasing activities.

     With respect to the property cost component of the Rate-setting System, the Corporation has historically received inadequate reimbursement for actual costs at the Existing Facility. Such deficiency has been due primarily to a change in the Rate-setting System during construction of the Expanded Facility and because, in anticipation of future expansion, costs were incurred in the construction to provide servicing capacity exceeding that required for a 125-bed nursing facility. As a result of the Addition, the facility has seen an increase in Medicaid daily rates, in part, because of an upward adjustment in existing limitations applicable to property-related costs for the Expanded Facility.


SPECIALIZED PROGRAMS
     During 1995, the Corporation implemented the Alzheimer's program on the second floor of the Existing Facility, which is fondly named the "Arbor". The Arbor programming included the development of specific Alzheimer training for employees, specialized programming and minor, low-cost cosmetic changes to the interior (such as textured wall covering, repainting in colors which have been identified as moderating certain symptoms of Alzheimers).

     The Corporation also has developed a short-term rehabilitation program. This program is located on the first floor of the Existing Building and primarily serves residents with short stays (30-60 days) with a more intensive therapy and rehabilitation program. Short-term rehabilitation provides additional revenues, but also modestly increases resident turnover. The short-term rehabilitation program utilizes the staff and services of a third party who provides therapy services and directly or indirectly bills residents without cost to the Corporation.


GOVERNMENT REGULATION; REIMBURSEMENT
     GENERAL. Nursing facilities are subject to extensive governmental regulation through state licensing requirements and, in the case of nursing facilities such as those of the Corporation, complex laws and regulations imposed at the federal and state level for facilities to remain certified to receive payments under the so-called Medicaid and Medicare program. Nursing facilities are subject to periodic inspection by governmental authorities to determine compliance with licensure and certification requirements. Continuing licensure to provide nursing care is essential to the operation of the Expanded Facility. Further, revenues of the Corporation are significantly dependent on payments under the Medicaid program such that a loss of certification for participation in the Medicaid program or an elimination of or a material reduction in the availability of Medicaid payments would materially adversely affect the operations and financial condition of the Corporation.

     CHANGES IN LAW. Licensing and certification requirements are subject to change, and there can be no assurance that the Corporation will be able to maintain all necessary licenses or certification or that it will not incur substantial costs in doing so. Both federal and state regulation relating to health care and the payment thereof have been subject to change in the past, and future change can be expected, the effect of which may materially adversely affect the operations and financial condition of the Corporation. In attempts to limit federal and state expenditures, there have been, and the Corporation expects that there will continue to be, a number of proposals to limit Medicare and Medicaid payments, including those for care provided by nursing facilities. Previous federal changes include limitations on payments to nursing facilities under the Medicare and Medicaid programs and an increased emphasis on cost control. Further, various health care reform proposals have been made recently which may result in changes in general health care funding in the near future. It is presently unclear which, if any, of such proposals might be actually enacted in to law or their effect on the Corporation.

     The methods of determining the amount and availability of payments under the Medicaid Program in Minnesota have been subject to a variety of significant changes in the past and future changes can be expected to occur. For example, in 1985 certain changes in Minnesota law revised the method of paying property-related costs, with a phase-in application over time. However, because of perceived adverse effects of full implementation on nursing facilities, full implementation of this concept was later suspended. As another example, after intense negotiations between legislators and representatives of the long-term care industry, the Minnesota legislature adopted a compromise proposal designed to reduce the rate of increase of the state's Medicaid payments to nursing facilities. Further, various studies and proposals for changes in Minnesota reflect a general emphasis on directing residents requiring lower levels of care to non-licensed facilities and otherwise encouraging non-institutional care for the aged to save Medicaid costs.

     DEPENDENCE ON MEDICAID. Approximately than 85% of the revenues of the Expanded Facility are derived from payment rates established under the Minnesota Medicaid Program. States currently fund a substantial portion of Medicaid payments and exercise considerable discretion in determining payments allowed to care providers. Regulations promulgated by the federal Health Care Financing Administration provide that states are not required to pay for long-term care services on a cost-related basis, but may do so according to rates that are adequate to meet costs incurred by efficiently and economically operated facilities. As a result, the reimbursement payments allowed by states are based less on the actual costs of the nursing services and more on formula rates which the governmental agencies deem reasonable, creating a more competitive environment for nursing facilities.

     In Minnesota, the amount which will be paid (reimbursed) by the Medicaid program for services provided to a Medicaid-eligible resident in a multiple bed room is based on a daily rate established for such facility and for the patient's level of required care, both of which are periodically adjusted. Further, Minnesota generally requires a facility with Medicaid residents to charge other residents the same rates paid under the Medicaid program. There can be no assurance that such rates in the future will be sufficient for timely payment in full of all debt service and for the proper operation of the Expanded Facility. Under current Minnesota laws and regulations, daily Medicaid rates for a facility vary among eleven "case-mix" levels of care provided to residents. Daily rates are based on those costs of the facility during the prior reporting year which were allowed for rate-setting purposes and the actual occupancy and level of care provided during such year. For a variety of reasons, it is typical that not all actual costs are allowed for rate-setting purposes as described below. Although rates are presently determined by applying a factor to reflect inflation since the last cost reporting period, the rates so determined may not be adequate, either on an interim basis until a following rate year or otherwise, to cover the costs of the facility. Rates might be inadequate for a number of reasons, including, but not limited to (i) an increase in operating costs in excess of historic costs, even after an adjustment by the inflation factor, (ii) a decline in occupancy or increase in the average level of care provided in the facility such that the per resident rate derived from prior occupancy or care levels is not adequate, and (iii) a disallowance in the rate-setting formula of prior costs because such costs exceed a certain percentage of costs for other because administrative costs
exceed certain levels, or for numerous other reasons.   As a result of
limitations on the recognition of costs in the rate-setting , incentives exist to avoid or defer costs, which may result in deferring costs for maintenance and repair to the long term detriment of the physical condition of the facility. Subject to certain appeal rights of health care providers, the Minnesota Department of Human Services ("DHS") has broad discretion in determining the allowed historic costs and other factors establishing a facility's daily rates. Furthermore, due to the complexity and detailed record-keeping required by Minnesota law, errors in or disagreements with DHS related to reporting costs and resident care classifications may arise with the result that a facility (I) received less reimbursement than might be otherwise available or (ii) is required retroactively to make repayments to the state for prior overpayments. From time to time, Medicaid reimbursements paid to the Corporation may be subject to DHS field audit that may result in retroactive adjustment of the Corporation's daily rates to create liabilities which could adversely affect the Corporation's cash flow and, in the extreme, the ability of the Corporation to make timely payments in respect of the Bonds.

     In 1995, the State of Minnesota, by statute, also authorized the DHS to establish a contractual alternative payment system, called the "Nursing Home Contract Project". The purpose of the Project is to explore a contract-based reimbursement system as an alternative to the current cost-based system for reimbursement. On December 15, 1995, the facility was approved to participate in this project in which medicaid and private pay reimbursement rates from July 1, 1995 were inflated 2.98% for rates effective July 1, 1996.

MEDICARE REIMBURSEMENT
     Under Minnesota law, facilities receiving Medicaid payments must also be certified for the Medicare program (Title XVIII of the federal Social Security
Act). Medicare is funded directly by the federal government and is administered by the Health Care Financing Administration through fiscal intermediaries. Medicare coverage provides for nursing home care for up to 100 days following the discharge of a patient after a qualifying hospital stay. The facility is then permitted to charge interim rates.


OTHER REGULATORY MATTERS
     Various health and safety regulations and statutes apply to the Expanded Facility and are administered and enforced by various state agencies.
Violations of certain health and safety standards could result in closure of all or a portion of the Expanded Facility or imposition of intermediate sanctions. The Expanded Facility is currently in compliance with all existing material regulations and standards. Such standards are, however, subject to change and there can be no guarantee that in the future the facility will meet these changed standards or that the Corporation will not be required to expend significant sums in order to comply with such changed standards.


FUTURE DEMAND
     The State of Minnesota is among those states having the highest proportion of nursing facility residents and Medicaid nursing home beds per population, and in the recent past, various proposals and studies have been directed to controlling future increases in or reducing existing levels of state funding for the Medicaid program, including an emphasis on encouraging care to be provided outside of nursing homes, especially for the lower case-mix levels (i.e. those needing the least amount of care). The Corporation believes it has a smaller percentage of lower-care residents than most of the nursing facilities in its market area.

     The State of Minnesota is expected to pay monthly payments for Medicaid patients upon billing from each facility, but from time to time payments have been known to be delayed or reduced for various reasons. Annually, a "desk audit" is performed by DHS on submitted cost reports. Furthermore, upon a "field audit" payments in any rate year are subject to retroactive adjustment (thereby potentially resulting in a facility's repayment to the State of Minnesota for prior payments) for a period up to five years, with each facility having certain appeal rights. However, payments to the Existing Facility and the Cedar Pines Facility through June 30, 1994 have been subjected to a field audit and are therefore not subject to any further retroactive adjustments under ordinary circumstances.


CHANGES IN HEALTH CARE INDUSTRY
     The health care industry in general is experiencing a trend toward consolidation or integration of services among providers. Although long term care services such as those primarily provided by the Corporation have not as yet been subject to such trend as significantly as acute health care services, no assurance can be made that future consolidation, integration or other changes in the long term care industry may not adversely affect resident referrals to the Expanded Facility or the ability of the Corporation to otherwise maintain occupancy, charge sufficient rates or maintain competitive operating costs. Subject to the terms and restrictions in the Loan Agreement, the Corporation in the future may or may not participate in any such consolidation or integration trend (the Corporation has no current plans to do so).

COMPETITION
     The nursing care industry is highly competitive, particularly for facilities located within the City. The success of the Expanded Facility will depend on its ability to compete with other nursing facilities, assisted living facilities, as well as home health care or other service providers, at least some of which are likely to have greater financial resources than the Corporation. In the State of Minnesota a general moratorium exists on the addition of new licensed or certified nursing beds from which restriction the Corporation received an exemption to construct the Addition. However, there can be no assurance that the State of Minnesota will continue to restrict the addition of new nursing beds. Furthermore, with a federal and state focus on cost cutting and cost containment, resulting in an emphasis of shifting care for the elderly away from licensed nursing facilities, competition is likely to increase.

     The Corporation considers the southern central part of Minneapolis, Minnesota as its primary service area for the Expanded Facility. Based on an independent market study prepared for the Corporation in 1994, there are a total of approximately 1,737 skilled nursing home beds and 412 board and care beds within the Corporations primary service area. The Corporation's daily resident rates are generally higher than those charged by other licensed nursing facilities in its statutorily-prescribed region. The Corporation presently does not compete to any material degree on the basis of its prices (daily rates) since rates for Medicaid residents are established under the Rate-setting System and paid by the Medicaid program. Although residents not receiving Medicaid or Medicare assistance generally must pay the daily rates from their own resources, the physical condition and amenities at the Expanded Facility are believed to be generally more attractive than those of many nursing facilities in the Expanded Facility's market area.


NURSING PERSONNEL
     In recent years, the nursing home industry has suffered from a scarcity of skilled nursing personnel and aides to staff its facilities. A scarcity of qualified personnel could eventually force the Corporation to pay increased salaries to such personnel as competition for such employees intensifies, and, in an extreme situation, could lead to difficulty in keeping the Expanded Facility licensed. To date, the Corporation has not experienced any significant difficulty in obtaining qualified personnel at the facility through either hiring employees or use of specialized temporary employment agencies commonly referred to as "nursing pools". Use of nursing pools is an accepted practice in the industry to address unexpected increases in staffing requirements.


PERSONNEL AND STAFFING
     As of September 30, 1996, the Corporation employed approximately 168 full-time employees and 75 part-time employees, with approximately 183 full-time equivalent ("FTE") persons. A full-time equivalent represents one 2,080 hour employee.


SOURCES OF RESIDENTS
     Between 65% and 75% of the residents at the Expanded Facility are admitted from or referred by hospitals or other acute care health facilities, with Hennepin County Medical Center, Riverside Medical Center and Abbott-Northwestern Hospital providing more than one-half of such referrals or admissions.


MALPRACTICE INSURANCE
     In recent years, the number of malpractice lawsuits and patient recoveries against providers of health care services have increased, resulting in increases in insurance premiums. Changes in the availability and cost of malpractice insurance could adversely influence the revenues of the Corporation. The Corporation to date has experienced no claims or actions for malpractice.

LACK OF OUTSIDE DIRECTORS; CLOSELY-HELD CORPORATION
     The Corporation is a closely-held corporation, all stock of which is owned by Ms. Merle Nugent and her four adult children. Merle Nugent and one of her sons, Jack E. Nugent, are the sole directors of the Corporation. There is no present expectation that a person who is not a shareholder will be elected or appointed as a director of the Corporation. The Corporation's directors control the operation of the Corporation and holders of the Bonds have no voting rights or control with respect to the Corporation's operations.

SALE OF EXPANDED FACILITY
     Under the Loan Agreement the Corporation is permitted to sell the Expanded Facility to any purchaser that assumes the Corporation's obligations in respect of the Bonds and Tax Exempt Bonds if, among other conditions, the purchaser has a Tangible Net Worth equal to the Tangible Net Worth of the Corporation (but not less than $1.00) and a certain 125% historic or forecasted debt service coverage test is met. If a purchaser is an Accredited Institution, or if there is deposited with the Trustee the sum of $500,000 as a Supplemental Reserve, the Corporation will be released from any further liability for the payment of the Bonds. Furthermore, upon any sale of the Expanded Facility, the purchaser will not be subject to certain restrictions, imposed on the Corporation set forth in the Loan Agreement. The Corporation to date has no plans to sell the facility.


ITEM 2:   DESCRIPTION OF  PROPERTIES

     The Corporation currently operates the Expanded Facility, a nursing care facility located at 3720 23rd Avenue South in the City. The Existing Facility was completed in 1984, one year after the imposition of the Minnesota moratorium on licensing and certification of new, remodeled or relocated beds. Therefore, it is one of the most modern licensed nursing facilities in the state. The Expanded Facility is located in a residential neighborhood with a small commercial area. The residences are primarily single family, middle to lower-middle income residences, built between 1930 and 1950. The residences generally appear to be in fair to good condition.

EXISTING FACILITY
     The Existing Facility consists of three floors and a lower level and is constructed of masonry, concrete and structural steel. Construction of the original structure was completed in 1983. The structure is maintained in accordance with licensing requirements. A registered underground fuel storage tank is located on the site of the Existing Facility.

     The lower level of the Existing Facility contains a kitchen, laundry department, maintenance office, employee locker area, staff development area, staff dining area, and storage area. The kitchen, laundry and maintenance office have sufficient capacity, and will be used, to provide services to the Addition.

     The first floor of the Existing Facility contains 25 beds in 13 resident rooms, one of which is a private room. The first floor also contains the rehabilitation areas which also serves the Addition. The first floor contains dining area, administrative offices and a meeting room.

     The second and third floors of the Existing Facility each contain 50 beds in 26 resident rooms, 2 of which are private on each floor. The exits on these two floors contain electronic locks on the doors that require residents to press a button and wait a moment prior to exiting. Such locks provide a secure environment for residents with severe Alzheimer's disease. In addition, the second floor elevator requires a code to be keyed in to the keypad censor before the elevator door will open onto the second floor to provide additional security for residents with Alzheimer's disease.

THE ADDITION
     The total above grade gross area of the Existing Facility was 56,922 square feet. The Addition added approximately 55,221 square feet, with a resulting total for the Expanded Facility of 112,143 square feet above grade. The Addition consists of three floors and a lower level, attached as an extension to the Existing Facility. It is constructed of masonry, concrete and structural steel. The lower level of the Addition contains a day storage area for the dietary department, a mechanical room (heating, water heaters, electrical, emergency generator and a fuel tank), and a storage room. The upper three floors of the Addition contain 131 beds in 60 double occupancy rooms and 11 single resident rooms. The first floor also contains a dining room, day room, office area, resident and family counseling areas, and a nurses' station, in addition to rooms for other various functions. The Addition is fully sprinklered as is the Existing Facility in accordance with existing fire codes. A parking lot for the Expanded Facility was built on land acquired by the Corporation accross from the facility.

     The Addition contains rooms designed to improve the quality of life of its residents. The room design for double occupancy rooms in the Addition utilizes a fixed or moveable wall which completely separates the living areas of the two residents. Each resident's living area within such rooms has its own bed, window, storage, and entrance. The individual entrances lead out into the main entrance to the room and to the handicapped accessible restroom shared by the two residents. Residents in the double occupancy rooms also share a small sitting area adjacent to, but recessed from, the hallway. This design provides a privacy and autonomy for each resident, while not requiring the space or cost of a traditional private room with its own restroom.

     Equipment purchased with the Bonds included appropriate furnishings for each resident room to supplement the existing beds and other appropriate furnishings which was transferred from the Cedar Pines Facility, as well as furnishings for meeting areas, dining area equipment, and appropriate support equipment for the nursing stations and administrative office.

     In addition to constructing and equipping the addition, Bonds proceeds were used for minor renovation and remodeling of areas in the Existing Facility which will be adjacent to the Addition. Bond proceeds remaining as of September 30, 1996, will be used for final equipment expenditures and completion of the parking lot.

     Average occupancy rates of the Facility have been as follows:

    Fiscal Year      Occupancy        Licensed  Beds
    -----------      ---------        --------------
      1996            76.3%           (125)10/1/95-12/5/96;(256)12/5/96-9/30/96
      1995            97.8%           125


CEDAR PINES FACILITY
     The Bonds were issued to finance construction of the Addition, which replaced the Cedar Pines Facility. Fred and Merle Nugent began operating Cedar Pines Facility in 1955 with 27 beds and expanded it to 44 beds in 1958, to 67 beds in 1963 and to 131 beds in 1966. Between 1989 and 1993, the Corporation delicensed and decertified 37 nursing facility beds and in 1995 delicensed an additional 15 nursing facility beds at Cedar Pines Facility. Forty-nine nursing beds were delicensed and decertified because of unattractive location, inadequate physical configuration and outdated facilities, and inadequate demand, and the other three beds because of a change in law prohibiting the licensing and certification of nursing facility beds in rooms with five or more beds. Therefore, until operations ceased on December 5, 1995, the Cedar Pines Facility operated 75 licensed and certified beds.

     Because of the condition of the Cedar Pines Facility, the State of Minnesota granted for the Addition an exemption from the general moratorium that prohibits the licensure and certification of skilled nursing beds in new, relocated or remodeled facilities. All conditions relating to the grant of the moratorium exception were met and the Minnesota Department of Health approved the plans and specifications for the Addition. Upon completion of the Addition and the licensing and certification of the 256 beds at the Expanded Facility on December 5, 1995, the licensing and certification of beds in the Cedar Pines Facility terminated and the Cedar Pines Facility was no longer permitted to operate as a licensed health care facility. The Corporation sold the building and land comprising the Cedar Pines Facility on September 16, 1996, and used the proceeds of the sale, together with other required funds, to prepay the Nugent note.

HOME HEALTH SERVICES
      Care First Home Health Services, a home health agency ("Home Health Services"), is a division of the Corporation which commenced operations in 1993 to provide home health services to elderly persons in the surrounding community. Home Health Services is Medicare-certified and licensed by the State of Minnesota. As of July, 1995, the Corporation suspended the operations of the Home Health Services until it is determined that Home Health Services will be profitable.

ITEM 3:  LEGAL PROCEEDINGS
         The Corporation is not currently a party to any material pending legal proceedings. From time to time the Corporation may become involved in routine litigation incidental to its business.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable. The holders of the bonds have no voting rights.


                                    PART II


ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Corporation's common stock is not publicly traded.
         Authorized and outstanding common stock shares are as follows at September 30, 1994 and 1995:


                              Class A    Class B     Unclassified    Total
                              -------   --------     ------------    ------
Shares of Stock Authorized     500       10,000       4,500          15,000
Shares of Stock Outstanding    500       10,000       0              10,500
Par Value per Share            $0.01     $0.01        $0.01          NA
Voting Rights                  Yes       No           No             N/A


     The Corporation has never declared a dividend. The Corporation currently intends to retain any earnings for use in its operations and does not anticipate paying a cash dividend in the foreseeable future. Future dividend policy will be determined by the Corporation's board of directors based upon the Corporation's earnings, if any, its capital needs and other relevant factors including bonds covenant restrictions.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth selected financial data and statistics of the Corporation as of September 30, 1995 and 1996 and for each of the fiscal years then ended. This data should be read in conjunction with the Corporation's financial statements and notes thereto included elsewhere in this filing, and with "Management's Discussion and Analysis of Results of Operations and Financial Condition."

OPERATING DATA:
                                        FISCAL YEAR ENDED SEPTEMBER 30,
                                        -------------------------------
                                            1995                1996
                                            ----                ----
Total Revenue                            $8,892,378          $9,579,485
Total Operating Expense                   7,831,369           8,058,813
                                         ----------           ---------
Income Before Depreciation,
  Amortization and Interest              $1,061,009          $1,520,672
Depreciation and Amortization               276,505             457,832
Interest                                    428,645           1,215,524
                                         ----------           ---------
Income (Loss) from Operations
     Before Taxes and
     Extraordinary Item                  $  355,859          $ (152,684)
Provision for (Benefit Of)
  Income Tax                                121,392             (65,000)
Extraordinary Item:  Loss on
  Refinancing, Net of Tax                   172,925                   -
                                         ----------          ----------
Net Income                               $   61,542          $  (87,684)
                                         ----------          ----------
                                         ----------          ----------

BALANCE SHEET DATA:

                                                 SEPTEMBER 30,
                                         ---------------------------
                                              1995           1996
                                              ----           ----
Current Assets
  Cash                                  $   704,833       $   505,128
  Accounts Receivable-Residents             715,559         1,233,141
  Other                                   1,181,058           777,751
                                        -----------      ------------
Total Current Assets                    $ 2,601,450      $  2,516,020
Assets Whose Use is Limited               3,035,043         1,304,230
Property and Equipment
  (Net of Depreciation)                   4,000,308        10,231,700
Unamortized Financing Costs               1,146,176         1,044,416
Construction in Progress                  4,830,493                 -
Other Assets                                 14,932            89,080
                                        -----------       -----------
Total Assets                            $15,628,402      $ 15,185,446
                                        -----------       -----------
                                        -----------       -----------

Current Liabilities                     $ 2,080,306      $  2,117,078
Long-Term Debt, Less
  Current Maturities                     13,367,185       12 ,915,000
Other Liabilities                           355,500           415,641
Stockholders (Deficit)                     (174,589)         (262,273)
                                        -----------       -----------
Total Liabilities and Stock-
  holders' (Deficit)                    $15,628,402      $ 15,185,446
                                        -----------       -----------
                                        -----------       -----------

STATISTICAL INFORMATION:

Nile Health Care Center:           Existing Facility:       Expanded Facility:

Occupancy Percentage                      97.8%                76.3%
                                         ------               ------
Percentage of Total Revenue:
  Medicaid                                65.5%                66.4%
  Private Pay and Other                   26.0                 27.3
  Medicare                                 8.5                  6.3
                                         ------               ------
  TOTAL                                  100.0%               100.0%
                                         ------               ------
                                         ------               ------

* Based upon 125 Beds from October 1, 1994 - December 4, 1995 and 256 Beds from December 5, 1995 - September 30, 1996.


Cedar Pines Facility:

Occupancy Percentage                      77.9%*               67.2%
                                         ------               ------
Percentage of  Total Revenue:
  Medicaid                                86.5%                88.5%
  Private Pay and Other                    8.4                  8.9
  Medicare                                 5.1                  2.6
                                         ------               ------
  TOTAL                                  100.0%               100.0%
                                         ------               ------
                                         ------               ------

* Based upon 94 Beds from October 1, 1994 - February 14, 1995 and 75 Beds from February 15, 1995 - December 31, 1995.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following analysis of the results of operations and financial condition of the Corporation should be read in conjunction with the Corporation's Financial Statements included herewith.

DEPENDENCE ON MINNESOTA MEDICAID PROGRAM

     Substantially all revenues of the Corporation are derived from daily resident rates established by the Department of Human Services (DHS) for the Corporation's nursing facility pursuant to the Rate-setting System. The requirements of the Rate-setting System significantly affect the Corporation's decisions as to staffing, services, expenditures and other operating matters. Changes in the Rate-setting System may be anticipated and the effects of such changes on the Corporation cannot be predicted. A change occurred in 1995 when the State of Minnesota, by statute, authorized the DHS to establish a contractual alternative payment system, called the "Nursing Home Contract Project". The purpose of the Project is to explore a contract-based reimbursement system as an alternative to the current cost-based system for reimbursement. The DHS completed its review of the applications in December 1995, from which 39 facilities were selected to be reimbursed under this new system. The Corporation submitted an application to be reimbursed under the new system and was selected as one of the 39 to participate with the DHS in the "Nursing Home Contract Project" on December 15, 1995. Under the new system, the Corporation was paid its reimbursement rates in effect July 1, 1995 with an annual inflationary adjustment of 2.98% for rates effective July 1,1996.

RELOCATION TO EXPANDED FACILITY OF CEDAR PINES FACILITY BEDS
     Because the Cedar Pines Facility became costly to operate and from diminishing attractiveness to new residents because of location, obsolescence and building design limitations, the Corporation terminated operations at the Cedar Pines Facility and relocated its beds to the new addition attached to the Nile Health Care Center (The Addition).

     These preparations were costly. They included an application, granted in 1989, for an exception to the moratorium which prohibits licensing and certification of beds in new, relocated or remodeled facilities; subsequent lobbying activities to obtain extensions of the exception; the acquisition of land at the location of the Nile Health Care Center for parking purposes; certain site preparation work (which also included the demolition of vacant businesses on nearby properties owned by the Corporation to reduce insurance and property tax expenses), and certain survey, construction planning and architectural planning work. In December 1994, the general contractor began constructing the new addition and obtained substantial completion in December 1995.

COMPARISON OF 1996 WITH 1995
     For the fiscal year ended September 30, 1996, the Corporation's net income
(loss) before extraordinary loss on refunding of debt was $(87,684) in comparison with $234,467 for the fiscal year ended September 30, 1995 or a decrease of $322,151. The 1996 net income was negatively affected by the increased number of beds in the Expanded Facility which were not filled. Total occupancy was 76.3% in 1996 compared to 97.8% in 1995. Management has developed a marketing strategy which is more extensive than what has been done in the past in an effort to fill the beds in the coming year. In addition, it has not been unusual for senior residential or care facilities to experience delayed or reduced fill up following completion.

     Revenue increased by $687,107, from $8,892,378 for the fiscal year ended September 30, 1995 to $9,579,485 for the fiscal year ended September 30, 1996. Resident services revenue increased by $581,242 or 7.7%. The Corporation received rate increases each July 1 approximating 3-5%. At the Existing Facility, resident days increased from fiscal year 1995 to fiscal 1996 by 20,750 days or 47% as a result of the 56 additional beds from the completion of the Addition. Ancillary revenue which includes therapy services, specialty beds, prescription medications and nursing supplies increased $206,390 or 20%. The increase is mainly attributable to the increase in Medicare utilization at the Expanded Facility. Part of the increase may also be attributed to the increase of acuity of residents.

     Operating expenses, which include salaries and benefits, supplies, utilities, food, purchased services, and general and administrative expenses, increased $227,444 or 3% from $7,831,369 for fiscal 1995 to $8,058,813 for fiscal 1996. The increase is a result of the increase in resident days as well as the increase of the Addition to the Expanded Facility.

     Depreciation, amortization and interest expense, increased $968,206 or 137% from $705,150 for the fiscal year ended September 30, 1995 to $1,673,356 for fiscal year ended September 30, 1995. The increase is a result of the refunding of the Tax Exempt Series 1994 bonds which bear interest from 5.0 to 7.75% interest was being capitalized as part of the project costs until project completion in December, 1995, when interest was expensed. Depreciation expense also increased as a result of the additional fixed assets from the Addition.

     The extraordinary loss on refunding of the Series 1983 Bonds is the sum of the unamortized financing costs on the Series 1983 Bonds of $240,958 and the prepayment penalty of $47,250, net of an effective income tax rate of 40% in fiscal year September 30, 1995.

     Effective October 1, 1993, the Corporation adopted the provisions of FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES, which requires the asset and liability method of accounting for income taxes rather than the deferred method previously used. The impact of this accounting change was not material to the financial statements as the result of establishing a valuation allowance equal to the net deferred tax asset that would have been recorded at October 1, 1993 under the new method. The Corporation's income taxes expense for the fiscal years ended September 30, 1995 and 1996 were $121,392, based on pretax income of $355,859, and $(65,000) based on pretax loss of $152,684) respectively. At September 30, 1995 and 1996 there is no valuation allowance.

During 1996, the Corporation entered into a sales agreement in contemplation of an exchange of its Cedar Pines Facility for land. Cash received in excess of the basis of the facility has been deferred until the exchange transaction has been consummated.


LIQUIDITY AND CAPITAL RESOURCES
     The Corporation does not maintain any line of credit or other external sources of liquidity.

     At September 30, 1996, the Corporation had $505,128 in cash, and working capital of $398,942 based upon current assets of $2,516,020 and current liabilities of $2,117,078. Working capital of $521,144 based on current assets of $2,601,450 and current liabilities of $2,080,306 existed at September 30, 1995. During the fiscal year ended September 30, 1996, the Corporation's cash decreased $199,705. Accounts receivable increased $517,582 net cash provided by operating activities decreased $535,483 and Current Assets Whose Use is Limited decreased $388,048.

     The note payable from Cedar Pines was paid off in September 1996 upon the sale of the facility. In addition, with the decreased cash flow and increased bills from a larger facility, the Corporation has accrued a higher volume of payables at year end.

     As of September 30, 1996, total outstanding long-term debt of the Corporation equaled $12,915,000 consisting of the Series 1994 Taxable Health Care Facilities Revenue Bonds and the Series 1994 Health Care Facilities Refunding Revenue Bonds, both of which are secured equally and ratably on parity by a mortgage lien on, security interest in and an assignment of leases and rents of the Addition.

     As of September 30, 1996, Unamortized Financing Costs on the Series 1994 Bonds were $1,044,416. Total financing costs on the Series 1994 Bonds were $1,224,528.

     The Assets Whose Use is Limited decreased $2,118,861 from September 30, 1995 to September 30, 1996 as a result of the project fund decrease through draws as Addition costs were paid. The Bond fund also decreased as principal payrments were paid out during 1996. The net proceeds of the 1994 Taxable Health Care Facilities Bonds are being held by the trustee in accounts whose use is limited until they are expended for their designated purposes.

     The Corporation has not entered into any material agreements or commitments with respect to acquisitions or development except the construction and architect contracts. Purchase orders for equipment financed with proceeds of the Bonds were entered in to near the completion of the Addition. The Department of Health, the City of Minneapolis and the Fire Marshall approved the Addition for occupancy November 30, 1995.

     The Corporation believes the proceeds from the offering of the Bonds, together with existing capital resources and cash flow from its existing operations, will be sufficient to continue to make the indebtedness repayments, capital additions and improvements, and to meet other working capital needs for the next twelve months.

IMPACT OF INFLATION
     The health care industry is labor intensive. Wage and other expenses increase more rapidly during periods of inflation and when shortages in the labor market occur. In addition, suppliers pass along rising costs in the form of higher prices. Increase in daily rates under the Rate-setting System generally lag behind actual cost increases, so the Corporation may have difficulty covering them in a timely fashion, despite an inflation factor in the rate-setting process. This is due to the lag between "reporting" period (when costs are incurred) and the rate year when their costs are actually reflected in daily rates paid to the Corporation for services provided.


RECENTLY ISSUED ACCOUNTING STANDARDS
     FASB issued Statement No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES amends ARB No. 43, supersedes SFAS No. 12, and establishes accounting standards for both marketable equity and debt securities. SFAS No. 115 which became effective in 1995 did not have a material effect on the Corporation.

     In March 1995, the FASB issued Statement No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No 121 will be effective for the Corporation with the fiscal year beginning October 1, 1996. The effects of the SFAS No. 121 on this Corporation have not yet been determined, but are expected to be insignificant.


ITEM 7:  FINANCIAL STATEMENTS
         INCLUDED ON PAGES F-1 - F-17.

                     This page intentionally left blank.

                                CARE FIRST INC.

                           FINANCIAL STATEMENTS AND

                         INDEPENDENT AUDITOR'S REPORT

                         SEPTEMBER 30, 1996 AND 1995

                               TABLE OF CONTENTS


                                                               PAGE

Independent Auditor's Report                                   F-1
Balance Sheets
 September 30, 1996 and 1995                                   F-2
Statements of Operations and Retained Deficit
 For the Years Ended September 30, 1996 and 1995               F-3
Statements of Cash Flows
 For the Years Ended September 30, 1996 and 1995            F-4 - F-5
Notes to Financial Statements                               F-6 - F-17




                                      F-INDEX

                                                                       [LOGO]


                             INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Care First Inc.
Minneapolis, Minnesota


We have audited the accompanying balance sheets of CARE FIRST INC. as of September 30, 1996 and 1995, and the related statements of operations and retained deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CARE FIRST INC. as of September 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                             LARSON, ALLEN, WEISHAIR & CO., LLP


Minneapolis, Minnesota
November 6, 1996

                                           CARE FIRST INC.
                                           BALANCE SHEETS
                                      SEPTEMBER 30, 1996 AND 1995

                                                         1996           1995
                                                     ------------  ------------
                       ASSETS

CURRENT ASSETS
  Cash                                               $    239,038  $    704,833
  Investments                                             266,090            --
  Accounts Receivable - Residents                       1,233,141       715,559
  Accounts Receivable - Other                              60,962         1,334
  Current Assets Whose Use is Limited                     609,868       997,916
  Notes Receivable - Stockholders                           7,833        25,402
  Prepaid Expenses                                         11,088        46,406
  Deferred Tax Asset                                       88,000       110,000
                                                     ------------  ------------
            Total Current Assets                     $  2,516,020  $  2,601,450
                                                     ------------  ------------

ASSETS WHOSE USE IS LIMITED
  Bond Fund                                          $    537,141  $    906,929
  Debt Service Reserve Fund                             1,012,591     1,050,364
  Project Fund                                            291,639     1,984,679
  Interest Receivable                                      15,678        23,786
  Resident Trust Funds                                     57,049        67,201
                                                     ------------  ------------
            Total Assets Whose Use is Limited        $  1,914,098  $  4,032,959
  Less:  Assets Whose Use is Limited
             Which are Current Assets                     609,868       997,916
                                                     ------------  ------------
            Non-current Assets Whose Use is Limited  $  1,304,230  $  3,035,043
                                                     ------------  ------------

PROPERTY AND EQUIPMENT (at Cost)
  Land                                               $    938,744  $  1,026,755
  Land Improvements                                        36,064       123,166
  Buildings and Improvements                           10,312,074     4,710,610
  Equipment and Furnishings                             1,164,075     1,297,291
                                                     ------------  ------------
            Total                                    $ 12,450,957  $  7,157,822
  Less:  Accumulated Depreciation                       2,219,257     3,157,514
                                                     ------------  ------------
            Total Property and Equipment
              (at Depreciated Cost)                  $ 10,231,700  $  4,000,308
                                                     ------------  ------------

OTHER ASSETS
  Unamortized Financing Costs                        $  1,044,416  $  1,146,176
  Deferred Tax Asset                                       70,000            --
  Construction in Progress                                     --     4,830,493
  Unamortized Start-up Costs                               19,080        14,932
                                                     ------------  ------------
            Total Other Assets                       $  1,133,496  $  5,991,601
                                                     ------------  ------------


            Total Assets                             $ 15,185,446  $ 15,628,402
                                                     ------------  ------------
                                                     ------------  ------------





                                                         1996          1995
                                                     ------------  ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Current Maturities of Long-Term Debt               $    135,000  $    146,120
  Accounts Payable - Trade                                395,472       294,099
  Accounts Payable - Other                                100,908       121,735
  Accrued Salaries and Payroll Taxes                      223,770       224,370
  Accrued Vacation and Personal Leave                     239,211       288,353
  Accrued Real Estate Taxes                               496,515       415,386
  Resident Trust Funds Payable                             57,049        67,201
  Accrued Interest Payable                                451,978       458,463
  Accrued Expenses                                         17,175        64,579
                                                     ------------  ------------
            Total Current Liabilities                $  2,117,078  $  2,080,306
                                                     ------------  ------------

LONG-TERM DEBT (Net of Current
 Maturities Shown Above)
  Bonds Payable                                      $ 12,915,000  $ 13,050,000
  Mortgage and Note Payable                                    --       317,185
                                                     ------------  ------------
            Total Long-Term Debt                     $ 12,915,000  $ 13,367,185
                                                     ------------  ------------

OTHER LIABILITIES
  Deferred Compensation Payable                      $     78,235  $     71,500
  Construction Costs Payable                              164,311       262,000
  Deferred Revenue                                        173,095            --
  Deferred Tax Liability                                       --        22,000
                                                     ------------  ------------
            Total Other Liabilities                  $    415,641  $    355,500
                                                     ------------  ------------

            Total Liabilities                        $ 15,447,719  $ 15,802,991
                                                     ------------  ------------







STOCKHOLDERS' DEFICIT
  Common Stock                                       $        105  $        105
  Paid-In Capital                                          17,660        17,660
  Retained Deficit (Page 3)                              (280,038)     (192,354)
                                                     ------------  ------------
            Total Stockholders' Deficit              $   (262,273) $   (174,589)
                                                     ------------  ------------

            Total Liabilities and
              Stockholders' Deficit                  $ 15,185,446  $ 15,628,402
                                                     ------------  ------------
                                                     ------------  ------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                             CARE FIRST INC.
                              STATEMENTS OF OPERATIONS AND RETAINED DEFICIT FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995



                                                               1996                       1995
                                                    -------------------------  ------------------------
                                                                     PERCENT                   PERCENT
                                                                       OF                        OF
                                                        AMOUNT       REVENUE      AMOUNT       REVENUE
                                                    -------------   ---------  ------------   ---------
REVENUE
  Resident Services                                  $  8,047,296     84.0 %   $  7,466,054     84.0 %
  Ancillary Services                                    1,240,107     12.9        1,033,717     11.6
  Home Health Services                                         --       --          224,067      2.5
  Prior Years' Revenue Adjustments                         86,061      0.9           87,724      1.0
  Other Income                                            206,021      2.2           80,816      0.9
                                                    -------------   ---------  ------------   ---------
         Total Revenue                               $  9,579,485    100.0 %   $  8,892,378    100.0 %
                                                    -------------   ---------  ------------   ---------

OPERATING EXPENSE
  Nursing                                            $  3,314,818     34.6 %   $  3,201,064     36.0 %
  Activities and Social Service                           352,154      3.7          354,707      4.0
  Ancillary                                               675,239      7.0          543,837      6.1
  Dietary                                                 791,094      8.3          708,340      8.0
  Laundry                                                 181,776      1.9          147,599      1.7
  Housekeeping                                            271,417      2.8          203,840      2.3
  Plant Operations and Maintenance                        446,732      4.7          364,863      4.1
  Property and Related                                    461,594      4.8          470,126      5.3
  Administrative and General                              756,820      7.9          739,768      8.3
  Payroll Taxes and Employee Benefits                     805,749      8.4          886,349     10.0
  Depreciation and Amortization                           457,832      4.8          276,505      3.1
  Interest                                              1,215,524     12.7          428,645      4.8
  Home Health                                               1,420       --          210,876      2.4
                                                    -------------   ---------  ------------   ---------
         Total Operating Expense                     $  9,732,169    101.6 %   $  8,536,519     96.1 %
                                                    -------------   ---------  ------------   ---------


INCOME (LOSS) FROM OPERATIONS BEFORE
 INCOME TAXES AND EXTRAORDINARY ITEM                 $   (152,684)    (1.6)%   $    355,859      3.9 %

PROVISION FOR (REFUND OF) INCOME TAXES                    (65,000)    (0.7)         121,392      1.4
                                                    -------------   ---------  ------------   ---------

NET INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM                                  $    (87,684)    (0.9)%   $    234,467      2.5 %

EXTRAORDINARY ITEM - LOSS ON
 REFINANCING, NET OF TAX                                       --       --         (172,925)    (1.9)
                                                    -------------   ---------  ------------   ---------

NET INCOME (LOSS)                                    $    (87,684)    (0.9)%   $     61,542      0.6 %
                                                                    ---------                 ---------
                                                                    ---------                 ---------

Retained Deficit - Beginning                             (192,354)                 (253,896)
                                                    -------------              ------------

RETAINED DEFICIT - ENDING
 (to Page 2)                                         $   (280,038)             $   (192,354)
                                                    -------------              ------------
                                                    -------------              ------------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                    CARE FIRST INC.
                               STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995


                                                                                1996                1995
                                                                          --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash Received from Resident Services                                    $   8,863,940       $ 8,640,824
  Cash Paid to Suppliers and Employees                                       (8,008,878)       (7,847,497)
  Interest Paid                                                              (1,222,009)         (310,182)
  Interest Received                                                             198,090            62,684
  Miscellaneous Cash Received                                                   173,095                --
  Income Tax Refunds Received                                                        --            (6,108)
                                                                          --------------      -------------
         Net Cash Provided by Operating Activities                        $       4,238       $   539,721
                                                                          --------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of Property and Equipment                                     $   (316,434)       $   (42,074)
  Acquisition of Start-up Costs                                                (22,448)                --
  Acquisition of Investments                                                  (266,090)                --
  Disposal of Property and Equipment - Net of Accumulated Depreciation         230,394                 --
  Decrease in Notes Receivable - Stockholders                                   17,569              8,335
  (Increase) Decrease in Construction in Progress                           (1,652,631)            53,314
  Deposits to Debt Service Reserve Fund                                        (68,791)           (24,486)
  Disbursements from Debt Service Reserve Fund                                 106,564                 --
  Deposits to Bond Fund                                                       (993,733)          (437,487)
  Decrease in Project Fund                                                   1,595,351                 --
  Disbursements from Bond Fund                                               1,363,521            349,862
                                                                          --------------      -------------
         Net Cash Used by Investing Activities                            $     (6,728)       $   (92,536)
                                                                          --------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal Payments on Long-Term Debt                                    $   (463,305)       $  (175,154)
                                                                          --------------      -------------

NET INCREASE (DECREASE) IN CASH                                           $   (465,795)       $   272,031

Cash - Beginning                                                               704,833            432,802
                                                                          --------------      -------------

CASH - ENDING                                                             $    239,038         $  704,833
                                                                          --------------      -------------
                                                                          --------------      -------------

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES
  Net Income (Loss) (Page 3)                                              $    (87,684)       $    61,542
  Depreciation and Amortization                                                457,832            276,505
  Extraordinary Loss on Refunding                                                   --            288,208
  (Increase) Decrease in Current Assets:
     Accounts Receivable - Residents                                          (517,582)            17,057
     Other Current Assets                                                      (16,202)            (4,477)
  Decrease in Current Liabilities:
     Accounts Payable                                                          101,373            (89,663)
     Other Current Liabilities                                                 (43,329)           (13,451)
  Increase in Deferred Compensation Payable                                      6,735              4,000
  Increase in Deferred Revenue                                                 173,095                 --
  Increase in Deferred Tax Asset                                               (70,000)                --
                                                                          --------------      -------------
         Net Cash Provided by Operating Activities                        $      4,238        $   539,721
                                                                          --------------      -------------
                                                                          --------------      -------------

                                    CARE FIRST INC.
                               STATEMENTS OF CASH FLOWS (CONTINUED)
                           FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995


                                                                                1996                1995
                                                                          --------------      -------------
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES

  Proceeds from Bonds Payable                                             $         --        $ 13,225,000
                                                                          --------------      -------------
                                                                          --------------      -------------

  Refunding of Bonds Payable                                              $         --        $ (4,725,000)
  Increase in Financing Costs                                                       --            (566,750)
  Deposits to Trustee/Held Funds                                                    --          (7,933,250)
                                                                          --------------      -------------
                               Total                                      $         --        $(13,225,000)

  Transfers from Project Fund for
    Property and Equipment Acquisition                                    $  1,595,351        $  5,031,713

  Payment for Construction in Progress                                    $ (1,497,286)       $ (4,393,546)
  Payment for Financing Costs                                                     (376)           (521,459)
  Decrease in Construction Costs Payable                                       (97,689)           (116,708)
                                                                          --------------      -------------
                               Total                                      $ (1,595,351)       $ (5,031,713)
                                                                          --------------      -------------
                                                                          --------------      -------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                              CARE FIRST INC.
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1996 AND 1995


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS

     Care First, Inc. owns and operates a 256-bed licensed nursing facility located in Minneapolis, Minnesota called Nile Health Care Center. On
December 5, 1995, the Corporation moved beds from Cedar Pines Health Care facility to occupy a significant building addition to Nile Health Care Center. The property and plant associated with Cedar Pines Health Care facility was sold to a third party; the equipment was transferred to the new facility. The Corporation also owned a home health agency which previously served the surrounding area. Operations from this division ceased in July of 1995.

     USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

     STANDARDS OF ACCOUNTING AND FINANCIAL REPORTING
     The Corporation follows the accounting guidance in the audit and accounting guide, AUDITS OF PROVIDERS OF HEALTH CARE SERVICES, which is in conformity with the recommendation of the American Institute of Certified Public Accountants.

     RESIDENT SERVICES REVENUE
     Resident services revenue includes room charges and ancillary services to residents and is recorded at established billing rates net of contractual adjustments resulting from agreements with third-party payors.

     Provisions for estimated third-party payor settlements are provided in the period the related services are rendered. Differences between the amounts accrued and subsequent settlements are recorded in revenue in the year of settlement.

THIRD PARTY REIMBURSEMENT AGREEMENTS
     MEDICAID
     Nile Health Care Center participates in the medicaid program which is administered by the Minnesota Department of Human Services (DHS). Per diem rates for residents are determined on a cost-related basis subject to certain limitations as prescribed by Rule 50. The facility must submit a cost report for each reporting year ending September 30, from which its per diem rates effective the following July 1 are determined. These rates are subject to retroactive adjustment by field audit.

     Minnesota statutes passed in 1995 imposed additional operating cost limitations by controlling the maximum operating cost per diem increase a facility may receive for rate setting. In addition, if a facility is determined to be high cost as defined in Minnesota statutes, the operating cost per diem for rate setting will be reduced.

                              CARE FIRST INC.
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1996 AND 1995


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS
          (CONTINUED)

THIRD PARTY REIMBURSEMENT AGREEMENTS (CONTINUED)
     MEDICAID (CONTINUED)
     In 1995, the State of Minnesota, by statute, also authorized the DHS to establish a contractual alternative payment system, called the "Nursing Home Contract Project". The purpose of the Project is to explore a contract-based reimbursement system as an alternative to the current cost-based system for reimbursement. On December 15, 1995, the facility was approved to participate in the "Nursing Home Contract Project" in which medicaid and private pay reimbursement rates from July 1, 1995 were inflated 2.98% for rates effective July 1, 1996.

     By Minnesota statute, nursing facilities may not charge private paying residents in multiple occupancy rooms per diem rates in excess of the approved medicaid rates for similar services.

     MEDICARE
     By Minnesota statute, nursing facilities which participate in the medicaid program must also participate in the medicare program. This program is administered by the United States Department of Health and Human Services. Annual cost reports must be submitted to the designated intermediary for cost settlement. These reports are subject to retroactive adjustment by audit.

     During the years ended September 30, 1996 and 1995, the occupancy percentages and the percentages of residents covered under the medicaid and medicare programs were as follows:

                                                          1996           1995
                                                         ------          -----
     CEDAR PINES HEALTH CARE FACILITY (Based on 94
       Beds from October 1, 1994 - February 14,
       1995 and 75 Beds from February 15, 1995 -
       December 5, 1995)
     Total Occupancy                                      67.2 %         77.9 %
     Medicaid                                             88.5 %         86.5 %
     Medicare                                              2.6 %          5.1 %

     NILE HEALTH CARE CENTER (Based on 125
       Licensed Beds from October 1, 1994 -
       December 5, 1995 and 256 Beds from
       December 6, 1995 to September 30, 1996)
     Total Occupancy                                      76.3 %         97.8 %
     Medicaid                                             66.4 %         65.5 %
     Medicare                                              6.3 %          8.5 %

                              CARE FIRST INC.
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1996 AND 1995


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS
          (CONTINUED)

     CONCENTRATION OF CREDIT RISK
     The Corporation places its cash deposits with high credit quality financial institutions. At times such deposits may be in excess of the FDIC insurance limit.

     INVESTMENTS
     Investments consist of a government obligation mutual fund of $266,090 and $-0- at September 30, 1996 and 1995, respectively.

     ACCOUNTS RECEIVABLE
     The Corporation accounts for uncollectible accounts by the reserve method. At September 30, 1996 and 1995, the allowances for uncollectible accounts were $138,300 and $99,500, respectively.

     DEPRECIATION
     Property and equipment are depreciated over their estimated useful lives by the straight-line method of depreciation. The Corporation uses the following lives for depreciating its property and equipment:

                                               Estimated
                                              Useful Life
                                             -------------
          Land Improvements                   15-20 Years
          Buildings and Improvements          10-35 Years
          Equipment and Furnishings            5-15 Years

     UNAMORTIZED FINANCING COSTS
     Financing costs associated with the issuance of the City of Minneapolis, Minnesota Taxable Health Care Facilities Revenue Bonds and City of Minneapolis, Minnesota Healthcare Facilities Refunding Revenue Bonds are being amortized over 10 and 19 years, respectively, the terms of the bonds.

     UNAMORTIZED START-UP COSTS
     Start-up costs associated with opening of the building addition are being amortized over five years.

     CONSTRUCTION IN PROGRESS
     Construction in progress represents the cumulative costs incurred with respect to the construction and equipping of a 131-bed replacement of Cedar Pines by adding on to the existing 125-bed Nile Health Care Center. These costs were capitalized and are being depreciated over the life of the capital project beginning in the year ended September 30, 1996.

     At September 30, 1996 and 1995, construction costs payable were classified as noncurrent since they are to be paid from bond proceeds.

                              CARE FIRST INC.
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1996 AND 1995


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS
          (CONTINUED)

     DEBT TRUST FUNDS
     Debt trust fund investments consist principally of guaranteed investment contracts with an insurance company and bear interest of approximately 7.5%. These investments are classified as held-to-maturity as the Corporation has the positive intent and ability to hold this securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts.

     INCOME TAXES
     The Corporation follows the provisions of FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES, which requires the asset and liability method of accounting for income taxes. A deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences and operating loss and tax credit carryforwards. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided to the extent it is more likely than not that a deferred tax asset will not be realized. Tax credits are accounted for by using the "flow-through" method whereby the benefit is reflected as a reduction of income taxes in the year utilized.

     DEFERRED REVENUE
     During 1996, the Corporation entered into a sale agreement in contemplation of an exchange of it Cedar Pines facility for land. Cash received in excess of the basis of the facility has been deferred until the exchange transaction has been executed.

     RECENTLY ISSUED ACCOUNTING STANDARDS
     FASB issued Statement No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES amends ARB No. 43, supersedes Statement of Financial Accounting Standards (SFAS) No. 12, and establishes accounting standards for both marketable equity and debt securities. SFAS No. 115 which became effective in 1995 did not have a material effect on the Corporation.

     In March 1995, the FASB issued Statement No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 is effective for the years beginning after December 31, 1995. The SFAS No. 121 will be effective for the Corporation with the fiscal year beginning October 1, 1996. The effects of the SFAS No. 121 on the Corporation have not yet been determined, but are expected to be insignificant.

                              CARE FIRST INC.
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1996 AND 1995


NOTE 2    INCOME TAXES

     The provision for (benefit of) income taxes for the years ended September 30, 1996 and 1995 consists of the following:


                                                  1996                 1995
                                               ----------           ----------
     Current:
          Federal                              $       0            $       0
          State                                    5,000                6,108
     Deferred                                    (70,000)             115,284
                                               ---------            ---------
               Total                           $ (65,000)           $ 121,392
                                               ---------            ---------
                                               ---------            ---------

     Significant components of the Corporation's deferred tax assets and liabilities at September 30, 1996 are as follows:


     Deferred Tax Assets:
       Allowance for Uncollectible Notes Receivable -
         Stockholders                                  $    357,000
       Operating Loss Carryforwards                         386,000
       Tax Credit Carryforwards                             109,000
       Accrued Vacation and Personal Leave                   83,000
       Allowance for Uncollectible Accounts
         Receivable - Residents                              55,000
       Deferred Revenue                                      70,000
       Deferred Compensation                                 31,000
                                                       ------------
            Total Deferred Tax Assets                  $  1,091,000
     Deferred Tax Liabilities:
       Depreciation                                         899,000
                                                       ------------
            Net Deferred Tax Asset                     $    192,000
     Less: Valuation Allowance                               34,000
                                                       ------------
            Total                                      $    158,000
                                                       ------------
                                                       ------------


     Differences between the effective tax rates and the statutory U.S. federal income tax rate are explained as follows:


                                                       1996             1995
                                                    ----------       ----------

          Statutory U.S. Federal Income Tax Rate        (34) %           34  %
          State Taxes Net of Federal Benefit             (6)              6
          Graduated Federal Tax Rates                     0              (6)
          Nondeductible Expenses and Other               (3)              0
                                                    ----------       ----------
               Effective Tax Rates                      (43) %           34  %
                                                    ----------       ----------
                                                    ----------       ----------

                              CARE FIRST INC.
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1996 AND 1995


NOTE 2    INCOME TAXES (CONTINUED)

     Operating loss and tax credit carryovers available to reduce future income taxes at September 30, 1996 are as follows:


                                 Net Operating Losses
                              --------------------------            Federal
     Expiration Date          Federal              State          Tax Credits
     ---------------          -------              -----          -----------
         1997              $        0        $          0         $    2,000
         1998                       0                   0              5,000
         1999                       0                   0             85,000
         2000                       0                   0             15,000
         2001                       0                   0              2,000
         2006                 597,000             708,000                  0
         2008                  91,000              83,000                  0
         2009                 175,000             173,000                  0
     Later Years               88,000              83,000                  0
                           ----------        ------------         ----------
     Total                 $  951,000        $  1,047,000         $  109,000
                           ----------        ------------         ----------
                           ----------        ------------         ----------


NOTE 3    DEBT TRUST FUNDS

     BOND FUND

     All payments of principal and interest on the bonds are made from funds transferred by the Corporation to these funds. At September 30, 1996 and 1995, the Bond Fund balances were $537,141 and $906,929, respectively.

     DEBT SERVICE RESERVE FUND

     The primary purpose of this fund is to provide a reserve for payment of principal and interest on the bonds in the event the Bond Fund is insufficient to meet debt service requirements. At September 30, 1996 and 1995, the balances of the Debt Service Reserve Fund were $1,012,591 and $1,050,364, respectively.

     PROJECT FUND

     The proceeds from the issuance of the taxable bonds are on deposit in the Project Fund until certified draw requests are processed for construction costs, including building construction, equipment installation, capitalized interest and other project costs. The balances of the Project Fund at September 30, 1996 and 1995 were $291,639 and $1,984,679, respectively.

                              CARE FIRST INC.
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1996 AND 1995


NOTE 4    NOTES RECEIVABLE - STOCKHOLDERS

     At September 30, 1996 and 1995, the Corporation had unsecured notes receivable from its officers bearing interest at 5.4% as follows:

                                                          1996           1995
                                                      ----------     ----------
     Notes Receivable                                 $  900,042     $  917,611
     Less:  Allowance for Uncollectible Accounts        (892,209)      (892,209)
                                                      ----------     ----------
            Net                                       $    7,833     $   25,402
                                                      ----------     ----------
                                                      ----------     ----------


     Total interest income earned on the notes receivable during the years ended September 30, 1996 and 1995 was $49,120 and $49,790, respectively.

NOTE 5    CONSTRUCTION IN PROGRESS

     During 1989, the Corporation submitted an application and received approval from the State of Minnesota to transfer the beds at Cedar Pines Health Care Facility to a new addition to Nile Health Care Center. The 131-bed addition was completed December 5, 1995 and financed by revenue bonds (see Note 6). At September 30, 1996, costs have been capitalized as building and equipment.

NOTE 6    LONG-TERM DEBT


     Description                       Security                    1996             1995
     -----------                       --------                 ------------     ------------

     NILE HEALTH CARE CENTER
     5.00% - 7.75% City of
     Minneapolis, Minnesota            Real and Personal
     Health Care Facilities            Property of Existing
     Refunding Revenue Bonds           Facility and the
     (Care First Inc. Project)         Additions and
     Series 1994, Due June 2012        Accounts Receivable      $  4,550,000     $  4,675,000

     12.00% City of
     Minneapolis, Minnesota
     Taxable Health Care
     Facilities Revenue Bonds          Real and Personal
     (Care First Inc. Project)         Property of the
     Series 1994, Due December         Addition and
     2004                              Accounts Receivable         8,500,000        8,500,000

                              CARE FIRST INC.
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1996 AND 1995


NOTE 6    LONG-TERM DEBT (CONTINUED)


     Description                       Security                    1996             1995
     -----------                       --------                 ------------     ------------

     CEDAR PINES HEALTH CARE FACILITY
     10% Note Payable -
     Janice Nugent (A Related          Real Property
     Party), Due September 2005        (Cedar Pines)                       0          338,305
                                                                ------------     ------------
          Totals                                                $ 13,050,000     $ 13,513,305

     Current Maturities                                             (135,000)        (146,120)
                                                                ------------     ------------
          Long-Term Debt                                        $ 12,915,000     $ 13,367,185
                                                                ------------     ------------
                                                                ------------     ------------


     In December 1994, the City of Minneapolis, Minnesota issued $4,725,000 of Health Care Facilities Refunding Revenue Bonds to finance the refunding of prior bonds that were issued to construct the existing 125-bed Nile Health Care Center. Interest rates on the bonds range from 5.00% to 7.75% depending on the term. The bonds are secured, equally and ratably on parity with $8,500,000 principal amount of the taxable bonds, by a mortgage lien on and a security interest in the land, buildings and certain personal property of the existing facility and the addition and accounts receivable.

     In December 1994, the City of Minneapolis, Minnesota issued $8,500,000 of Taxable Health Care Facilities Revenue Bonds to finance construction and equipping of a 131-bed addition to the existing 125-bed facility. The interest rate on the bonds is 12.00%. The bonds are secured, equally and ratably on parity with $4,725,000 principal amount of the tax exempt bonds, by a mortgage lien on and a security interest in the land, buildings and certain personal property of the addition and accounts receivable.

     Interest expense incurred on the debt and interest earnings on the debt-related trust funds were as follows:

                                                               1996
                                          --------------------------------------------
                                          Cedar Pines           Nile           Total
                                          -----------       -----------    -----------
     Interest Capitalized                  $      0         $   170,000    $   170,000
     Capitalized Interest Income                  0             (16,356)       (16,356)
                                           --------         -----------    -----------
     Net Capitalized Interest              $      0         $   153,644    $   153,644
                                           --------         -----------    -----------
                                           --------         -----------    -----------

     Interest on Long-Term Debt            $ 31,443         $ 1,326,414    $ 1,357,857
     Interest on Working Capital Loans
       and Finance Charges                        0              (1,380)        (1,380)
     Less: Interest Earned on Trust Funds         0            (140,953)      (140,953)
                                           --------         -----------    -----------
          Net Interest Expense             $ 31,443         $ 1,184,081    $ 1,215,524
                                           --------         -----------    -----------
                                           --------         -----------    -----------

                                 CARE FIRST INC.
                           NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1996 AND 1995

NOTE 6    LONG-TERM DEBT (CONTINUED)

                                                                         1995
                                                  ------------------------------------------------
                                                   Cedar Pines            Nile           Total
                                                  --------------  -----------------   ------------
            Interest Capitalized                  $        0      $       776,333     $   776,333
            Capitalized Interest Income                    0             (317,980)       (317,980)
                                                  --------------  -----------------   ------------
            Net Capitalized Interest              $        0      $       458,353     $   458,353
                                                  --------------  -----------------   ------------
                                                  --------------  -----------------   ------------

            Interest on Long-Term Debt            $   34,165      $       421,900     $   456,065
            Interest on Working Capital Loans
             and Finance Charges                           0                8,405           8,405
            Less: Interest Earned on Trust Funds           0              (35,825)        (35,825)
                   Net Interest Expense          $    34,165         $    394,480     $   428,645
                                                  --------------  -----------------   ------------
                                                  --------------  -----------------   ------------

          Maturity requirements on long-term debt are as follows:

            Year Ending September 30,                    Amount
            -------------------------                --------------
                   1997                              $    135,000
                   1998                                   280,000
                   1999                                   300,000
                   2000                                   360,000
                   2001                                   390,000
                Later Years                            11,585,000
                                                     --------------
                       Total                         $ 13,050,000
                                                     --------------
                                                     --------------

          As part of the bond agreements, the Corporation has agreed to comply with certain covenants. These consist primarily of reporting requirements, insurance coverage, meeting certain financial ratios and other administrative requirements.

                                 CARE FIRST INC.
                           NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1996 AND 1995

NOTE 7    OTHER INCOME

          Other income includes the following items:

                                                                   1996
                                   --------------------------------------------------------------
                                    Cedar Pines            Nile      Home Health       Total
                                   ---------------  -------------  --------------  --------------
          Interest Income          $    53,424       $    136,558    $        0     $    189,982
          Rental Income                  3,239                  0             0            3,239
          Meal Income                       75              6,648             0            6,723
          Miscellaneous Income           5,866                211             0            6,077
                                   ---------------  -------------  --------------  --------------
               Total Other Income  $    62,604       $    143,417    $        0     $    206,021
                                   ---------------  -------------  --------------  --------------
                                   ---------------  -------------  --------------  --------------

                                                                   1995
                                   --------------------------------------------------------------
                                    Cedar Pines            Nile      Home Health       Total
                                   ---------------  -------------  --------------  --------------
          Interest Income          $    55,496       $      7,749    $        0     $     63,245
          Rental Income                  1,017                  0             0            1,017
          Meal Income                      405              6,235             0            6,640
          Miscellaneous Income             882              6,552         2,480            9,914
                                   ---------------  -------------  --------------  --------------
               Total Other Income  $    57,800       $     20,536    $    2,480     $     80,816
                                   ---------------  -------------  --------------  --------------
                                   ---------------  -------------  --------------  --------------


NOTE 8    COMMON STOCK

          Authorized and outstanding common stock shares are as follows at September 30, 1996 and 1995:

                                            Class A      Class B      Unclassified      Total
                                            -------      -------      ------------     -------
            Shares of Stock Authorized          500       10,000            4,500       15,000
            Shares of Stock Outstanding         500       10,000                0       10,500
            Par Value per Share             $  0.01      $  0.01          $  0.01          N/A
            Voting Rights                      Yes           No               No           N/A


NOTE 9    STOCK PURCHASE AGREEMENT

          The Corporation has an agreement with its stockholders to purchase their stock in the event of their death or retirement. The agreement provides that the Corporation has the right of first refusal to redeem such stockholders' shares at a purchase price based on the fair market value as determined by an appraisal.

                                 CARE FIRST INC.
                           NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1996 AND 1995

NOTE 10   COMMITMENTS - EMPLOYMENT AGREEMENT AND DEFERRED COMPENSATION
          AGREEMENT

          The Corporation has an employment agreement with one of the stockholders effective through September 20, 2004. The terms of the agreement provide compensation only for services rendered. There are no severance provisions; however, payments will be made in the case of disability.

          In addition, the Corporation entered into a deferred compensation agreement with the stockholder effective October 1, 1993. Under the terms of this agreement, the Corporation has an unfunded obligation to pay an annual life annuity of $67,500 beginning October 2004. The annual annuity will be reduced to $30,000 when the Corporation's note receivable from this stockholder has been collected in full. The present value of the anticipated payments will be expensed over the expected service life of the stockholder. The estimated present value of the future payments at September 30, 1996 and 1995 is $78,235 and $71,500, respectively, which is recorded as a liability.

NOTE 11   CONTINGENT LIABILITIES

          GOVERNMENT REGULATIONS - MEDICAID
          The DHS reserves the right to perform field audit examinations of the records of the Corporation. The reporting period from October 1, 1992 to September 30, 1996 remains open to examination. Any adjustments resulting from such an examination could retroactively adjust medicaid revenue.

          GOVERNMENT REGULATIONS - MEDICARE
          The medicare intermediary has the authority to audit the Corporation's records any time within a three-year period after the date the Corporation receives a final notice of program reimbursement for each cost reporting period. The medicare cost reports for the years ended September 30, 1996 and 1995 have not been audited by the medicare intermediary. Any adjustments resulting from the audit process could retroactively adjust medicare revenue.

          During 1996, the medicare intermediary conducted an audit and proposed therapy adjustments to the medicare cost report filed for the year ended September 30, 1994. The Corporation has taken exception with the proposed adjustments relating to contracted therapy services. The ultimate resolution of the proposed adjustments is uncertain. The amount the Corporation has paid to the medicare program as a result of these adjustments is $100,028. The therapist has agreed to indemnify the Corporation for the medicare disallowances. Therefore, the Corporation expects full recovery from the therapist and a receivable for the amount of the disallowance has been recorded on these financial statements.

                                 CARE FIRST INC.
                           NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1996 AND 1995

NOTE 12   EXTRAORDINARY ITEMS

          During the year ended September 30, 1995, Nile Health Care Center refunded its City of Minneapolis, Minnesota Commercial Development Revenue Bonds, Series 1983. The Corporation realized an extraordinary loss on the refunding as follows:

            Prepayment Penalty                         $    47,250
            Write-Off of Unamortized Financing Costs
             on Refinanced Debt                            240,959
                                                      -------------
                  Subtotal                            $    288,209
            Less:  Income Tax Benefit                      115,284
                                                      -------------
                  Total (Net of Tax)                  $    172,925
                                                      -------------
                                                      -------------

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None.

                                   PART III


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          The present executive officers and directors, their ages and their positions with the Corporation are as follows:

     Name                     Age       Positions with Corporation
     ----                     ---       --------------------------
     Merle V. Nugent          77        Director, Vice President/Secretary

     Jack E. Nugent           49        Director, President/Treasurer

Merle V. Nugent and Jack E. Nugent have served as directors of the Corporation since 1964 and 1978, respectively, and will continue to serve until their resignation or until further action by the shareholders. Merle V. Nugent is the mother of Jack E. Nugent. In addition to the executive officers described in the table above, Fred E. Nugent, II is the Assistant Vice President, Patricia Wolff is the Assistant Secretary and Nancy Nugent is the Assistant Treasurer, however, such officers do not participate in the management of the Corporation. All officers of the Corporation serve in such capacity until their resignation or until further action by the directors.

     JACK E. NUGENT is the Administrator for the Expanded Facility and the President and Treasurer of the Corporation. He has served as an Administrator or Controller/Business Officer Manager of either the Cedar Pines Facility or the Existing Facility since 1973. He presently has total responsibility for the operation of the Expanded Facility and participates actively in long range decision making.

     MERLE V. NUGENT is the Secretary for the Corporation. Prior to August 1994 she was President of the Corporation. She has served in the capacity of Co-Administrator of the Cedar Pines Facility from 1955 to 1983. Since that time she has served in various capacities in the Expanded Facility, including work in the following areas: administration, social services, activities, and resident services.

     JILL KIESER, age 34, is the Director of Nursing for the Expanded Facility,and has held that position since May 1996. Previously, she has been employed by the Corporation as an audit consultant on RAI and worked full-time as a clinical coordinator since January 1996. Ms. Kieser has been a registered nurse for nearly twelve years.

     MARGARET ARNE, age 42, is the Resident Services Director for the Expanded Facility, and has held that position since December 1995. From June 1995 to December 1995 she was the Administrator of the Cedar Pines facility. From 1982 to June 1995, she served in various administrative capacities with the Corporation including quality assurance coordinator, resident services director, assistant administrator and administrator of Home Health Services. Ms. Arne has been employed with the Corporation since 1974.

     DEBORAH ROSE, age 37, is the Assistant Administrator of the Expanded Facility and has held that position since December 1995. From March 1992 to December 1995, she was the Director of Resident Services of the Existing
Facitlity.  She began working for the Corporation in 1984.   From December 1988
to March 1992 she held the position of the Administrator of the Existing Facility and from June 1987 to December 1988 she was the administrator of the Cedar Pines Facility. Ms. Rose holds a Nursing Home Administrator's License from the Minnesota Department of Health and a degree in social work.

     TAMARA AUSTIN, age 29, has been Finance Director of the Corporation since May 1996. As Finance Director, she develops and supervises the financial reporting and annual budgeting process of the Corporation. Prior to employment with the Corporation, Ms. Austin was employed as a certified public accountant at the accounting firm of Larson, Allen, Weishair & Co., in its long term health care department.


ITEM 10.  EXECUTIVE COMPENSATION
     SUMMARY OF COMPENSATION. Set forth in the following table is information with respect to the compensation of the directors and three highest paid officers of the Corporation for the last three fiscal years of the Corporation:

                            Summary Compensation Table
                            --------------------------
                                                 Fiscal
Name and Principal Positions                      Year      Annual Compensation
----------------------------                     ------     -------------------
Jack E. Nugent-Director/President/Treasurer       1995            $204,518
                                                  1996             199,952

Merle V. Nugent - Director/Vice President/        1995            $ 76,052
               Secretary                          1996              75,880

Nancy Nugent - Assistant Treasurer/Admission      1995            $ 41,696
               Coordinator                        1996              41,600


     Pursuant to an Employment Agreement dated as of September 1, 1994, the Corporation has agreed to pay Merle V. Nugent $75,000 per year until September 30, 2004. Such amount shall be adjusted each year in relation to the Consumer Price Index and will be reduced by $30,000 per year upon retirement of Ms. Nugent's outstanding debt owing to the Corporation. The Corporation may terminate such Agreement if Ms. Nugent becomes disabled or is convicted of a gross misdemeanor or felony or commits fraud or dishonesty in connection with her employment. Pursuant to an Agreement for Deferred Compensation (a non-funded, non-qualified retirement plan for Merle Nugent), as amended and restated as of September 1, 1994, upon termination of her employment (unless for cause), the Corporation has agreed to pay after November 1, 2004 (or earlier if Ms. Nugent becomes disabled), Merle V. Nugent deferred compensation of $67,500 per year for the remainder of her life. Such amount will be reduced by $30,000 per year upon retirement of Ms. Nugent's outstanding debt owing to the Corporation. The present value of the anticipated payments will be expensed over the expected service life of Ms. Nugent. The estimated present value of the future payments at September 30, 1996 and 1995 is $78,235 and $71,500, which has been incurred and expensed by the Corporation and is recorded as a liability.

     The Loan Agreement provides that, except for increases based on the consumer price index, neither Merle V. Nugent nor Jack E. Nugent shall receive any increases in compensation (including salary, bonuses, consulting fees, director's fees, etc.) from the Corporation beyond the level of such compensation currently in effect for such individual, unless, based on the Corporation's audited financial statements for its most recently ended fiscal year: (i) the Corporation has Current Assets in an amount at least equal to 125% of Current Liabilities; (ii) the Corporation's Income Available for Debt Service is at least equal to 125% of its Total Principal and Interest Requirements; (iii) the Corporation has a Tangible Net Worth at least equal to $1,000,000; and (iv) in any fiscal year, the aggregate amount of such increased compensation or payments shall not exceed an amount equal to 25% of the remainder of (A) the Corporation's Income Available for Debt Service, less (B) the Corporation's Total Principal and Interest Requirements, in each case for the prior fiscal year.

     INDEMNIFICATION. The Corporation's Bylaws provide that the Corporation must indemnify its officers and directors, and may indemnify its employees and other agents, to the fullest extent permitted by Minnesota Law. At present, there is no pending litigation or proceeding involving any director, officer, employee, or agent of the Corporation where indemnification will be required or permitted. Insofar as indemnification of liabilities arising under the Securities Act of 1933 may be permitted to officers, directors or persons controlling the Corporation pursuant to the foregoing provisions, the Corporation has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

     401(k) PLAN. Effective October 1, 1995, under the Care First Inc. Employee 401(k) Plan and Profit Sharing Plan, each employee of Care First Inc. who was employed October 1, 1995 or has attained age 21 and has completed one year of service with the Corporation, may become a participant in the 401(k) Plan on the January 1, April 1, July 1 or October 1 next occurring after employee has met the requirements for participation. Participants may elect to contribute a portion of their compensation to the 401(k) plan on a pre-tax basis. Care First Inc. may match participants' contributions to the Plan. Care First Inc. currently does not match contributions to the Plan. The Corporation reconsiders the amount of its matching contribution each year. Neither the employee's or Care First Inc.'s matching contribution is subject to federal income tax in the year contributed. An employee's contributions are fully vested when made. Matching contributions vest at the rate of 20% for each year of service by the employee. Participants direct the investment of contributions allocated to their Plan accounts in funds selected by Care First Inc.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The Corporation has an authorized capitalization of 15,000 shares of stock, with each share having a par value of $.01. Five hundred of such authorized shares are outstanding Class A voting common shares and 10,000 of such shares are outstanding Class B non-voting common shares. None of the remaining shares are classified or outstanding. All outstanding Class A and Class B shares are identical except that, to the extent permitted by law, all voting power is vested in the Class A shares. Each share of Class A stock entitles the holder thereof to one vote for such share. Shareholders have no rights of cumulative voting and are not entitled as a matter of right, preemptive or otherwise, to subscribe or apply for the purchase or receive any part of the unissued stock or other securities of the Corporation.

     The following table sets forth certain information regarding the beneficial ownership of all outstanding shares of common stock of the Corporation as of the date of this Report. Each of the following persons has sole voting power with respect to the shares of Class A common stock and sole investment power with respect to all shares of common stock set forth opposite his or her respective name. Merle V. Nugent is the mother of all other shareholders.


                              Number of Shares              Percent of
  Name (1,2)                 Beneficially Owned         Outstanding Shares
  ---------                  ------------------    ----------------------------
                              Class A   Class B    Class A    Class B    Total
                              -------   -------    -------    -------    -----
Merle V. Nugent                 260     1,158        52.0%     11.6%     13.5%

Patricia  Wolff                  61     1,220        12.2%     12.2%     12.2%

Jack E. Nugent                   61     4,794        12.2%     47.9%     46.2%

Nancy Nugent                     57     1,608        11.4%     16.1%     15.9%

Fred E. Nugent, II               61     1,220        12.2%     12.2%     12.2%
                                ---    ------        -----     -----     -----
          TOTAL                 500    10,000         100%      100%      100%
All Officers and Directors
     As a Group                 321     5,952        64.2%     59.5%     59.7%

___________
1 Merle V. Nugent and Jack E. Nugent are the sole directors and principal officers of the Corporations. Merle V. Nugent, Jack E. Nugent and Nancy Nugent are employees of the Corporation. For a further description of the positions with the Corporation held by the above-named individuals see Item 9.

2 The address of each stockholder is: c/o Care First Inc., 3720 23rd Avenue South, Minneapolis, Minnesota 55407, other than Patricia Wolff and Fred E. Nugent, II, whose addresses are, respectively, 410 E. 9th Street, #1, New York, New York, 10009 and 4912 Amalfi Way, Oxnard, California 93035.

     By virtue of her Class A stock ownership, Merle V. Nugent controls the composition of the Corporation's Board of Directors and the election of its officers. Prior to or upon the death of Merle V. Nugent, its expected that Jack
E. Nugent will become the owner of a controlling voting interest in the Corporation. For a discussion of the governance and management of the Corporation, see Item 9.

     Under a 1983 Stock Purchase Agreement between Corporation and all its stockholders, amended in 1994, (i) all outstanding shares become subject to purchase options in favor of Corporation for thirty days, when offered for sale, and for ten days thereafter in favor of all other shareholders, exercisable at the lower of the price offered by a non-shareholder or appraised fair market value, and (ii) Corporation must redeem all shares of a deceased shareholder at appraised fair market value unless such redemption is prohibited by law or by any agreement binding on Corporation. The Loan Agreement prohibits Corporation from redeeming its own shares except under certain circumstances.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     On August 24, 1994, the Corporation obtained a loan of $100,000 from First Bank National Association, St. Paul, Minnesota. The loan is secured by all inventory, equipment, rights of payment, and general intangibles of the Corporation and evidenced by a note (the "First Bank Note") due January 5, 1995 that bears interest at a variable rate equal to First Bank National Association's reference rate plus 2% (initially set at 9.75%). The proceeds of the First Bank Note were used by the Corporation to pay costs associated with the constructing and equipping of the Addition. The Corporation repaid the entire principal amount of the First Bank Note, plus interest, from proceeds of the Bonds. Jack E. Nugent and Merle V. Nugent, the sole directors of the Corporations, had guaranteed payment of the First Bank Note. The First Bank Note was further secured by all inventory, equipment, accounts receivable and all general intangibles of the Corporation.

     Over a period of years through 1991, the Corporation made significant loans to Jack E. Nugent, Merle V. Nugent and Nancy Nugent for various personal uses. As of September 30, 1996, the outstanding balances on such loans equaled $595,318.79, $228,686.86, and $76,036.34, respectively. Repayment of such balances is being made pursuant to separate promissory notes from the above individuals (each a "Shareholder Note"). Each Shareholder Note bears interest at the annual rate of 5.4%. The Shareholder Notes from Jack Nugent, Merle Nugent and Nancy Nugent require monthly payments of principal and interest equal to $3,330.12, $1,671.57 and $555.78, respectively, until March 15, 2001, at which time the entire balances thereon will be due, unless the Notes are renewed. All but $7,833 (as of September 30, 1996) of the outstanding balances on such Notes have been reserved against on the financial statements of the Corporation. The Loan Agreement restricts the ability of the Corporation to make further loans to the shareholders.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8K


     (a).      Exhibits
                    3.1  Articles of Incorporation(1)

                    3.2  By-Laws (1)

                   10.1  Bond Purchase Agreement (2)

                   10.2  Agreement Between Underwriters (2)

                   10.3  Guaranty Agreement (2)

                   10.4 Assignment of Combination Mortgage, Security Agreement and Fixture Financing Statement and Assignment of Leases and Rents $8,500,000 City of Minneapolis, Minnesota Bonds (2)

                   10.5  Intercreditor and Parity Agreement (2)

                   10.6 $8,500,000 City of Minneapolis, Minnesota Taxable Health Care Facilities Revenue Bonds (Care First Inc. Project Series 1994 Trust Indenture) (2)

                   10.7  Remarketing Agreement (2)

                   10.8 Assignment and Agreement Regarding Construction and Architect's Contract (2)

                   10.9  Disbursing Agreement (2)

                   10.10 $4,725,000 City of Minneapolis, Minnesota Health Care
                         Facilities Refunding Revenue Bonds (Care First Inc. Project) Series 1994 Loan Agreement (2)

                   10.11 $4,725,000 City of Minneapolis, Minnesota Health Care
                         Facilities Refunding Revenue Bonds (Care First Inc. Project) Series 1994 Trust Indenture (2)

                   10.12 $8,500,000 City of Minneapolis, Minnesota Taxable
                         Health Care Facilities Revenue Bonds (Care First Inc. Project) Series 1994 Loan Agreement (2)

                   10.13 Combination Mortgage, Security Agreement and Fixture
                         Financing Statement $4,725,000 City of Minneapolis, Minnesota . . . Bonds (2)

                   10.14 Assignment of Leases and Rents $4,725,000 City of
                         Minneapolis, Minnesota . . . Bonds (2)

                   10.15 Combination Mortgage, Security Agreement and Fixture
                         Financing Statement $8,500,000 City of Minneapolis, Minnesota . . . Bonds (2)

                   10.16 Assignment of Leases and Rents $8,500,000 City of
                         Minneapolis, Minnesota . . . Bonds (2)

                   10.17 Controlling Shareholder Agreement (2)

                   10.18 Assignment of Combination Mortgage, Security Agreement
                         and Fixture Financing Statement and Assignment of Leases and Rents $4,725,000 City of Minneapolis, Minnesota . . . Bonds (2)

                   10.19 Amended and Restate Agreement for Deferred Compensation
                         as of September 1, 1994, between the Corporation and Merle V. Nugent (1)

                   10.20 Employment Agreement dated September 1, 1994, between the Corporation and Merle V. Nugent (1)

(1) Incorporated by reference to the Corporation's Registration Statement on Form SB-1, Registration No 33-84692C

(2) Incorporated by reference to the Corporation's Quarterly Statements on Form 10QSB, for the period ended March 31, 1995

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   Care First Inc.

Dated:  December 26, 1996          By /s/ Jack E. Nugent
                                      -----------------------------------
                                      Jack E. Nugent,
                                      President and Administrator


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                            Title
     ---------                            -----


   /s/ Jack E. Nugent                   President, Administrator and Director
---------------------------------------      December 26, 1996
     Jack E. Nugent


  /s/ Merle V. Nugent                   Secretary and Director
---------------------------------------      December 26, 1996
     Merle V. Nugent


  /s/ Tamara J. Austin                  Director of Finance
---------------------------------------      December 26, 1996
     Tamara J. Austin

                                 EXHIBIT INDEX


                                     None.