Form 10QSB
period 1996-12-31
CARE FIRST INC
filed 1997-02-13
CIK 931414

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1996

                                          OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____ to _____

                           Commission file number 33-84692C
                                               ---------
                                   CARE FIRST INC.
                                   ---------------
                (Exact name of registrant as specified in its charter)


         Minnesota                               41-0877001
----------------------------------------  ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

          3720 23rd Ave So
           Minneapolis, MN                              55407
----------------------------------------  -----------------------------------
(Address of principal executive offices)              (Zip Code)

                                    (612) 724-5495
                  --------------------------------------------------
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  YES X     NO
                                        --        ---

At  February 10, 1997,  10,500 shares of Common Stock were outstanding.

                  --------------------------------------------------

          This Form 10-Q consists of  12 pages.  Exhibits begin on page 11.

                                   CARE FIRST INC.

                                     FORM 10-QSB

                           QUARTER ENDED DECEMBER 31, 1996

                                        INDEX


PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

    Item 1.        Condensed Financial Statements and Notes . . . . . . . . .3

    Item 2.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations. . . . . . . . . . . .7



PART II - OTHER INFORMATION

    Item 1.        Legal Proceedings. . . . . . . . . . . . . . . . . . . . .9

    Item 2.        Changes in Securities. . . . . . . . . . . . . . . . . . .9

    Item 3.        Defaults Upon Senior Securities. . . . . . . . . . . . . .9

    Item 4.        Submission of Matters to a Vote of Security Holders. . . .9

    Item 5.        Other information. . . . . . . . . . . . . . . . . . . . .9

    Item 6.        Exhibits and Reports on Form 8-K . . . . . . . . . . . . .9



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

                                   CARE FIRST INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


December 31, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended September 30, 1996.

NOTE B - COMMON STOCK
    Authorized and outstanding common stock shares are as follows at September 30, 1996:


                                  Class A        Class B        Unclassified   Total
                                   --------------------------------------------------
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
    Voting Rights                 Yes            No             No             N/A


NOTE C - OPERATIONS
    The Corporation  owns and operates the following:

    Description              Address                  Operation
     -----------------------------------------------------------

    Nile Health Care         3720 23rd Ave South      (1) 256-Bed Nursing
    Center                   Minneapolis  MN          Care Facility

    Cedar Pines Health       2739 Cedar Avenue South  (1)
    Care Facility            Minneapolis  MN

    Care First Home          3720  23rd Ave South     Home Health Services
    Health Services          Minneapolis  MN

(1) On December 5, 1995, Care First Inc. moved beds from Cedar Pines Health Care Facility to occupy the completed building project of Nile Health Care Center. The property and plant of Cedar Pines Health Care Facility was sold to a third party; the equipment was transferred to the Nile. The home health agency previously served the surrounding area. Operations from this division ceased in July of 1995.

NOTE D - SERIES 1994 BONDS

In December 1994, the City of Minneapolis issued $4,725,000 of Health Care Facilities Refunding Revenue Bonds and $8,500,000 of Taxable Health Care Facilities Revenue Bonds to refund the Series 1983 Tax Exempt Bonds and to finance construction and equipping of a 131-bed Addition to the Corporation's 125-bed Existing Facility. The proceeds from the Series 1994 Tax Exempt Bonds were deposited with the trustee in the Bond Fund until the refunding occurred. The proceeds from the Taxable Health Care Facilities Revenue Bonds remain in Trustee Held Funds until certified draw requests are processed for construction costs, including building construction, equipment installation, capitalized interest and other Project costs.

                                   CARE FIRST INC.
                               CONDENSED BALANCE SHEETS



                                                                DECEMBER 31,     SEPTEMBER 30,
                                                                    1996             1996
                                                                (UNAUDITED)
         ASSETS
CURRENT ASSETS
Cash                                                            $     500,725     $    505,128
Accounts Receivable                                                 1,139,223        1,294,103
Current Assets Whose Use is Limited                                   155,471          609,868
Note Receivable - Stockholders                                          3,291            7,833
Prepaid Expenses                                                       14,912           11,088
Deferred Tax Asset                                                     39,827           88,000
                                                               --------------    -------------
  Total Current Assets                                          $   1,853,449     $  2,516,020
                                                               --------------    -------------

ASSETS WHOSE USE IS LIMITED                                         1,266,321        1,304,230

PROPERTY AND EQUIPMENT at Cost Less Accumulated
Depreciation of $2,316,547 at December 31, 1996 and $2,219,257
at September 30, 1996                                              10,144,682       10,231,700

OTHER ASSETS
Unamortized Financing Costs                                     $   1,018,976     $  1,044,416
Deferred Tax Asset                                              $      65,000           70,000
Other Assets                                                          121,725           19,080
                                                               --------------    -------------
  Total Other Assets                                            $   1,205,701     $  1,133,496
                                                               --------------    -------------
     Total Assets                                               $  14,470,153     $ 15,185,446
                                                               --------------    -------------
                                                               --------------    -------------

  LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current Maturites of Long-Term Debt                             $     140,000     $    135,000
Accounts Payable - Trade                                              211,686          395,472
Accounts Payable - Other                                               62,741          100,908
Accrued Salaries and Benefits                                         542,800          462,981
Other Accrued Expenses                                                572,342        1,022,717
                                                               --------------    -------------
  Total Current Liabilities                                     $   1,529,569     $  2,117,078
                                                               --------------    -------------

LONG-TERM DEBT (Net of Current
Maturities Shown Above)                                         $  12,845,000     $ 12,915,000

OTHER LIABILITIES                                                     417,597          415,641

                                                               --------------    -------------
  Total Liabilities                                             $  14,792,166     $ 15,447,719
                                                               --------------    -------------

STOCKHOLDERS' DEFICIT
Common Stock                                                    $      17,765     $     17,765
Retained Deficit                                                     (339,778)        (280,038)
                                                               --------------    -------------
  Total Stockholders' Deficit                                   $    (322,013)   $    (262,273)
                                                               --------------    -------------
  Total Liabilities and Stockholders' Deficit                   $  14,470,153     $ 15,185,446
                                                               --------------    -------------
                                                               --------------    -------------


                                  CARE FIRST INC.
             CONDENSED STATEMENTS OF OPERATIONS AND RETAINED (DEFICIT)



                                            For the Three Months Ended
                                                    December 31
                                          -------------------------------
                                             1996                1995
                                          (Unaudited)         (Unaudited)

         REVENUES
Resident Services                         $  2,533,911        $  1,992,641
                                           -----------        ------------
         Total Revenue                     $ 2,533,911        $  1,992,641
                                           -----------        ------------



OPERATING EXPENSES
Resident Services                          $ 2,225,859        $  1,881,486
Home Health Services                                 -                 396
                                          ------------        ------------
    Total Operating Expenses               $ 2,225,859        $  1,881,882
                                          ------------        ------------

INCOME  FROM OPERATIONS BEFORE
DEPRECIATION, AMORTIZATION AND INTEREST
                                           $   308,052         $   110,759

DEPRECIATION AND AMORTIZATION                   98,412              72,623

INTEREST                                       339,597             150,768

                                          ------------        ------------
INCOME (LOSS) FROM OPERATIONS              $  (129,957)        $  (112,632)

OTHER INCOME                                    30,390              33,191

INCOME (LOSS) BEFORE INCOME TAXES
                                          ------------        ------------
                                           $   (99,567)        $   (79,441)

PROVISION FOR INCOME TAXES                     (39,827)            (31,777)

                                          ------------        ------------
NET INCOME (LOSS)                          $   (59,740)        $   (47,664)

Retained Deficit - Beginning                  (280,038)           (253,897)
                                          ------------        ------------
RETAINED DEFICIT - ENDING                  $  (339,778)        $  (301,561)
                                          ------------        ------------
                                          ------------        ------------

                                   CARE FIRST INC.
                               STATEMENTS OF CASH FLOWS


                                                                    For the Three Months Ended
                                                                           December 31
                                                                   ----------------------------
                                                                         1996          1995
                                                                    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Cash Received from Resident Services                            $ 2,705,452   $  1,923,761
     Cash Paid to Suppliers and Employees                             (2,727,236)    (1,966,151)
     Interest Paid                                                      (339,597)        (8,443)
     Interest Received                                                    13,729          4,904
     Income Tax Payments                                                       -         (1,400)
                                                                    ------------   ------------
          Net Cash Provided by Operating Activities                  $  (347,652)  $    (47,329)
                                                                    ------------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of Property and Equipment                             $   (10,272)  $     (6,938)
     Decrease in Note Receivable - Stockholders                            4,542          4,304
     Acquisition of Investments                                         (103,767)          -
     Disbursements from Bond Fund                                        957,806           -
     Deposits to Bond Fund                                              (440,060)       (88,006)
                                                                    ------------   ------------
          Net Cash Provided (Used) by Investing Activities           $   408,249   $    (90,640)
                                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal Payments on Long-Term Debt                            $   (65,000)  $     (5,042)
                                                                    ------------   ------------

          Net Cash (Used) by Financing Activities                    $   (65,000)  $     (5,042)
                                                                    ------------   ------------

NET INCREASE (DECREASE) IN CASH
                                                                     $    (4,403)  $   (143,011)

Cash - Beginning                                                         505,128        704,833

CASH - ENDING                                                        $   500,725   $    561,822
                                                                    ------------   ------------
                                                                    ------------   ------------
RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES
  Net Income (Loss)                                                  $   (59,740)  $    (47,665)
  Depreciation and Amortization                                           98,412         72,623
  (Increase) Decrease in Current Assets:
    Accounts Receivable - Residents                                      154,880        (68,880)
    Other Current Assets                                                  49,349        (36,220)
  Increase (Decrease) in Current Liabilities:
    Accounts Payable                                                    (221,953)       (55,695)
    Other Current Liabilities                                           (368,600)        88,508
     Net Cash Provided by Operating Activities                       $  (347,652)  $    (47,329)
                                                                    ------------   ------------
                                                                    ------------   ------------
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES


Transfers from Project Fund for
    Property and Equipment Acquisition                                $        -   $  1,272,486

                                                                    ------------   ------------
                                                                    ------------   ------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Following is the analysis of the results of operations and financial condition of the Corporation as of December 31, 1996 and September 30, 1996 and for the three months ended December 31, 1996 and 1995.

DEPENDENCE ON MINNESOTA MEDICAID PROGRAM

Substantially all revenues of the Corporation are derived from daily resident rates established by the Department of Human Services (DHS) for its nursing facility pursuant to the Rate-setting System. Changes in the Rate-setting System are anticipated but the effects of such changes on the Corporation cannot be predicted. For instance, in 1995, the State of Minnesota, by statute, authorized the DHS to establish a contractual alternative payment system, called the "Nursing Home Contract Project". (See Other Information)


COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1996 TO THE THREE MONTHS ENDED DECEMBER 31, 1995.

For the unaudited three months ended December 31, 1996, the Corporation's net loss was $59,740 in comparison with a net loss of $47,664 for the same period in 1995, or a decrease of $12,076. The loss can be attributed to the lower than forecasted census at Nile Health Care Center for the first twelve months of operations. At December 31, 1996, the 256-bed facility was operating at 85.5% occupancy.

Resident services revenue increased by $541,270 or 27%, from $1,992,641 for the three months ended December 31, 1995, to $2,533,911 for the three months ended December 31, 1996. The increase in revenue is due to increased rates and a larger physical plant at Nile Health Care Facility, compared to a blend of the Nile Health Facility rate and the lower Cedar Pines Facility rate for the comparative period in 1995. As of July 1995, the Corporation suspended the operations of the Home Health Services until it is determined that Home Health Services will be profitable.

Operating expenses, which include salaries and benefits, supplies, utilities, food, purchased services, and general and administrative expenses, increased $343,977 or 18% from $1,881,882 for the three months ended December 31, 1995 to $2,225,859 for the three months ended December 31, 1996. The net increase is a blend of the increase in physical plant of Nile Health Care Center from 125 beds to 256 beds and the reduced census at the Cedar Pines Facility from the three months ended December 31, 1996.

Depreciation, amortization and interest expense, increased $214,618 or 96 % from $223,391 for the three months ended December 31, 1995 to $438,009 for the three months ended December 31, 1996. The increase is a result of the net effect of the Series 1983 bonds, which bore interest ranging from 10.25% to 11.75% being refunded with the Series 1994 bonds which bear interest from 5% to 7.75%, the 1994 Taxable Bonds interest expense not being capitalized as of December 1, 1995 (Project completion) and the Project costs being depreciated since the new facility is open.

The Corporation's estimated income taxes recoverable for the three months ended December 31, 1995 was $31,777 based on a pretax loss of $79,441and for the three months ended December 31, 1996, estimated income taxes recoverable were $39,827 based on a pretax loss of $99,567, based on an effective income tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation does not maintain any line of credit or other external sources of liquidity.

At December 31, 1996, the Corporation had $500,725 in cash, and working capital of $323,880 based upon current assets of $1,853,449 and current liabilities of $1,529,569 and at September 30, 1996, the Corporation had $505,128 in cash, and working capital of $398,942 based upon current assets of $2,516,020 and current liabilities of $2,117,078. During the three months ended December 31, 1996, cash decreased $4,403. Net cash used by operating activities was $347,652 for the three months ended December 31, 1996.

Accounts Payable has decreased $221,953 from September 30, 1996 to December 31, 1996, mainly as a result of the cleaning up and payment of old invoices.

As of December 31, 1996, total outstanding Long-Term Debt of the Corporation equaled $12,985,000 consisting of the Series 1994 Taxable Health Care Facilities Revenue Bonds and the Series 1994 Health Care Facility Refunding Revenue Bonds, both of which are secured equally and ratably on parity by a mortgage lien on, security interest in and an assignment of leases and rents of the Addition.

Unamortized Financing Costs consist of financing costs associated with the issuance of the City of Minneapolis, Minnesota Taxable Health Care Facilities Revenue Bonds and the City of Minneapolis, Minnesota Health Care Facilities Refunding Revenue Bonds.

Assets Whose Use is Limited decreased a net $492,306 from $1,914,098 at September 30, 1996 to $1,421,792 at December 31, 1996 as a result of payments of bond principal and interest of $440,060 net with interest earnings and deposits to the Bond Funds. The net proceeds of the 1994 Taxable Health Care Facilities Bonds are being held by the trustee in accounts whose use is limited until they are expended for their designated purposes.

To enhance liquidity and cashflow, proceeds from the Bonds were available to pay interest on the Bonds for approximately 2.5 months following the completion of the Addition. The Corporation has not entered into any material agreements or commitments with respect to acquisitions or development except the construction and architect contracts. Purchase orders for equipment financed with proceeds of the Bonds were entered into near the completion of the Addition. The Department of Health, the City of Minneapolis, and the Fire Marshall approved the Addition for occupancy November 30, 1995.

The proceeds from the offering of the Bonds, together with existing capital resources and cash flow from its existing operations, have been sufficient to make the indebtedness repayments, capital additions and improvements, and to meet other working capital needs for the next twelve months.

IMPACT OF INFLATION

The health care industry is labor intensive. Wages and other expenses increase more rapidly during periods of inflation and when shortages in the labor market occur. In addition, suppliers pass along rising costs in the form of higher prices. Increases in daily rates under the Rate-setting System generally lag behind actual cost increases, so the Corporation may have difficulty covering them in a timely fashion, despite an inflation factor in the rate-setting process. This is due to the lag between the "reporting period" (when costs are incurred) and the "rate year" when costs are actually reflected in daily rates paid to the Corporation for services provided.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) Statement No. 106, "Employers Accounting for Post Retirement Benefits Other Than Pensions", became effective for the Corporation in 1995. Statement No. 106 had an insignificant impact on the Corporation's financial position or results of operations as the Corporation currently does not provide post retirement benefits.

FASB Statement No. 112 "Employers' Accounting for Post-Employment Benefits" also will not significantly impact the Corporation as it currently does not provide post retirement benefits.

FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" amends ARB No. 43, supercedes SFAS No. 12, and establishes accounting standards for both marketable equity and debt securities. SFAS NO. 115, which became effective in 1995 did not have a material effect on the Corporation.

In March 1995, the FASB issued Statement No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 is effective for the Corporation with the fiscal year beginning October 1, 1996. The effects of SFAS No. 121 on this Corporation have been insignificant.


PART II:  OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

              None

Item 2.       CHANGES IN SECURITIES

              None

Item 3.       DEFAULTS UPON SENIOR SECURITIES

              None

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

Item 5.       OTHER INFORMATION

              "NURSING HOME CONTRACT PROJECT"
              On December 15, 1995, the Corporation received notification that they were approved to participate in the State of Minnesota contractual alternative payment system, called the "Nursing Home Contract Project". The purpose of the Project is to explore a contract-based reimbursement. The Nile will be paid their reimbursement rates in effect July 1, 1995 with a 2.98% annual inflationary adjustment. This project impacts Medicaid and private pay reimbursement rates effective July 1, 1996.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              None

                                      SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            CARE FIRST INC.


Dated:  February 11, 1997         By /s/ Jack E. Nugent
                                     ---------------------------------
                                       Jack E. Nugent, President



Dated:  February 11, 1997         By /s/ Tamara J. Austin
                                     ---------------------------------
                                       Tamara J. Austin, Director of Finance

                                    EXHIBIT INDEX



Exhibit 27                                  Financial Data Schedule  Page 12