Form 10QSB
period 1997-03-31
CARE FIRST INC
filed 1997-05-15
CIK 931414

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997

                                          OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____ to _____

                      Commission file number 33-84692C

                                   CARE FIRST INC.
                (Exact name of registrant as specified in its charter)


           Minnesota                                         41-0877001
---------------------------------------------    ------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
    or organization)                              No.)

          3720 23rd Ave So
          Minneapolis, MN                                      55407
-----------------------------------------        ------------------------------
 (Address of principal executive offices)                (Zip Code)

                                    (612) 724-5495
                  --------------------------------------------------
                 (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  YES   X      NO
                                                ----       ----

At  May 9, 1997,  10,500 shares of Common Stock were outstanding.

                       ---------------------------------

          This Form 10-Q consists of  12 pages.  Exhibits begin on page 11.

                                   CARE FIRST INC.

                                     FORM 10-QSB

                             QUARTER ENDED MARCH 31, 1997

                                        INDEX


PART I - FINANCIAL INFORMATION                                             PAGE

    Item 1.   Condensed Financial Statements and Notes . . . . . . . . . . .  3

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . . . .  7



PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .  9

    Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . .  9

    Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . .  9

    Item 4.   Submission of Matters to a Vote of Security Holders. . . . . .  9

    Item 5.   Other information. . . . . . . . . . . . . . . . . . . . . . .  9

    Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  9



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                                   CARE FIRST INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


March 31, 1997

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

NOTE B - COMMON STOCK

    Authorized and outstanding common stock shares are as follows at March 31, 1997:

                                  CLASS A   CLASS B   UNCLASSIFIED   TOTAL
                                  ----------------------------------------
    Shares of Stock Authorized    500       10,000    4,500          15,000
    Shares of Stock Outstanding   500       10,000        0          10,500
    Par Value per Share           $0.01     $0.01     $0.01          N/A
    Voting Rights                 Yes       No        No             N/A

NOTE C - OPERATIONS
    The Corporation  owns and operates the following:

    DESCRIPTION              ADDRESS                   OPERATION
    ------------------------------------------------------------

    Nile Health Care         3720 23rd Ave South      256-Bed Nursing
    Center                   Minneapolis  MN          Care Facility

    Care First Home          3720  23rd Ave South     (1)Home Health Services
    Health Services          Minneapolis  MN

(1) The home health agency previously served the surrounding area. Operations from this division ceased in July of 1995.



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

                                   CARE FIRST INC.
                               CONDENSED BALANCE SHEETS


                                                                   MARCH 31,          SEPTEMBER 30,
                                                                     1997                1996
                                                                 (UNAUDITED)

         ASSETS
CURRENT ASSETS
Cash                                                            $     774,647       $    505,128
Accounts Receivable                                                   978,119          1,294,103
Current Assets Whose Use is Limited                                   547,678            609,868
Note Receivable - Stockholders                                         (1,313)             7,833
Prepaid Expenses                                                       12,878             11,088
Deferred Tax Asset                                                          -             88,000
                                                                --------------      -------------
            Total Current Assets                                $   2,312,009       $  2,516,020
                                                                --------------      -------------

ASSETS WHOSE USE IS LIMITED                                     $   1,103,411       $  1,304,230
                                                                --------------      -------------

PROPERTY AND EQUIPMENT at Cost Less Accumulated
  Depreciation of $2,411,154 at March 31, 1997 and $2,219,257
  at September 30, 1996                                         $  10,097,210      $  10,231,700
                                                                --------------     --------------
OTHER ASSETS
Unamortized Financing Costs                                     $     993,536      $   1,044,416
Deferred Tax Asset                                                     65,000             70,000
Other Assets                                                          173,695             19,080
                                                                --------------     --------------
            Total Other Assets                                  $   1,232,231      $   1,133,496
                                                                --------------     --------------
            Total Assets                                        $  14,744,861      $  15,185,446
                                                                --------------     --------------
                                                                --------------     --------------

            LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current Maturities of Long-Term Debt                            $     140,000      $     135,000
Accounts Payable - Trade                                              101,605            395,472
Accounts Payable - Other                                               53,026            100,908
Accrued Salaries and Benefits                                         446,889            462,981
Other Accrued Expenses                                              1,123,706          1,022,717
                                                                --------------     -------------
            Total Current Liabilities                           $   1,865,226      $   2,117,078


LONG-TERM DEBT (Net of Current
Maturities Shown Above)                                            12,845,000         12,915,000

OTHER LIABILITIES                                                     285,341            415,641

                                                                --------------      --------------
            Total Liabilities                                   $  14,995,567       $ 15,447,719
                                                                --------------      -------------

STOCKHOLDERS' DEFICIT
Common Stock                                                    $      17,764       $     17,765
Retained Deficit                                                     (268,470)          (280,038)
                                                                --------------       ------------
            Total Stockholders' Deficit                         $    (250,706)      $   (262,273)
                                                                --------------       ------------
            Total Liabilities and Stockholders' Deficit         $  14,744,861       $ 15,185,446
                                                                --------------       ------------
                                                                --------------       ------------


                              CARE FIRST INC.
           CONDENSED STATEMENTS OF OPERATIONS AND RETAINED (DEFICIT)



                                                For the Three Months Ended          For the Six Months Ended
                                                          March 31                         March 31
                                               ----------------------------      ----------------------------
                                                     1997          1996              1997               1996
                                                 (Unaudited)    (Unaudited)      (Unaudited)       (Unaudited)
            REVENUES
Resident Services                              $  2,691,726     $  2,430,642      $  5,225,637     $  4,423,283
Home Health Services                                      -          (25,665)             -             (25,665)
                                              -------------     ------------      -------------   -------------
         Total Revenue                         $  2,691,726     $  2,404,977      $  5,225,637     $  4,397,618
                                              -------------     ------------      -------------   -------------


OPERATING EXPENSES
Resident Services                              $  2,076,425     $  1,961,404      $  4,302,284     $  3,842,890
Home Health Services                                      -            1,990              -               2,386
                                              -------------     ------------      -------------   -------------
         Total Operating Expenses              $  2,076,425     $  1,963,394      $  4,302,284     $  3,845,276
                                              -------------     ------------      -------------   -------------


INCOME  FROM OPERATIONS BEFORE
  DEPRECIATION, AMORTIZATION AND INTEREST      $    615,301     $    441,583      $    923,353     $    552,342


DEPRECIATION AND AMORTIZATION                        98,410           68,657           196,822          141,280


INTEREST                                            337,381          367,679           676,978          518,447
                                              -------------     ------------      -------------   -------------
INCOME (LOSS) FROM OPERATIONS                  $    179,510     $      5,247      $     49,553     $   (107,385)


OTHER INCOME                                         34,329           (4,209)           64,719           28,982

                                              -------------     ------------      -------------   -------------
INCOME (LOSS) BEFORE INCOME TAXES              $    213,839     $      1,038      $    114,272     $    (78,403)

PROVISION FOR INCOME TAXES                           85,536              416            45,709          (31,361)

                                              -------------     ------------      -------------   -------------
NET INCOME (LOSS)                              $    128,303     $        622      $     68,563     $    (47,042)

Retained Deficit - Beginning                              0         (240,019)         (280,038)        (192,354)
                                              -------------     ------------      -------------   -------------
RETAINED DEFICIT - ENDING                      $    128,303     $   (239,397)     $   (211,475)   $    (239,396)
                                              -------------     ------------      -------------   -------------
                                              -------------     ------------      -------------   -------------


                                      CARE FIRST INC.
                                  STATEMENTS OF CASH FLOWS



                                                                 For the Six Months Ended
                                                                          March 31
                                                              --------------------------------
                                                                  1997               1996
                                                              (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash Received from Resident Services                        $  5,541,621      $   4,018,991
  Cash Paid to Suppliers and Employees                          (4,414,647)        (3,929,339)
  Interest Paid                                                   (676,978)           (17,856)
  Interest Received                                                 64,719             36,422
  Income Taxes Paid                                                (40,709)            (2,800)
                                                              -------------     --------------
         Net Cash Provided by Operating Activities            $    474,006      $     105,418
                                                              -------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of Property and Equipment                         $    (62,332)     $     (78,280)
  Decrease in Note Receivable - Stockholders                         9,146              8,666
  Acquisition of Investments                                      (338,000)                 -
  Disbursements from Bond Fund                                   1,080,782                  -
  Deposits to Bond Fund                                           (829,083)          (243,563)
                                                              -------------     --------------
         Net Cash Provided (Used) by Investing Activities     $   (139,487)     $    (313,177)
                                                              -------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal Payments on Long-Term Debt                        $    (65,000)     $     (10,213)
                                                              -------------     --------------
         Net Cash (Used) by Financing Activities              $    (65,000)     $     (10,213)
                                                              -------------     --------------
NET INCREASE (DECREASE) IN CASH                               $    269,519      $    (217,972)

Cash - Beginning                                                   505,128            704,833
                                                              -------------     --------------
CASH - ENDING                                                 $    774,647      $     486,861
                                                              -------------     --------------
                                                              -------------     --------------


RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES
  Net Income (Loss)                                           $     68,563      $     (47,043)
  Depreciation and Amortization                                    196,822            141,280
  (Increase) Decrease in Current Assets:
    Accounts Receivable - Residents                                315,984           (378,626)
    Other Current Assets                                           153,400            (67,662)
  Increase (Decrease) in Current Liabilities:
    Accounts Payable                                              (293,867)           (41,647)
    Other Current Liabilities                                       33,104            499,116
                                                              -------------     --------------
         Net Cash Provided by Operating Activities            $    474,006      $     105,418
                                                              -------------     --------------
                                                              -------------     --------------

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Deposits to Trustee Held Funds                                $          -      $      95,002
                                                              -------------     --------------
                                                              -------------     --------------

Transfers from Trustee Held Funds for Property and Equipment
     Acquisition and Financing Costs                          $    193,117      $   1,674,763

Payment of Bond Principal and Interest                             743,301            741,664
                                                              -------------     --------------
  Total                                                       $    936,418      $   2,416,427
                                                              -------------     --------------
                                                              -------------     --------------

Transfer of Construction in Progress to Property
    and Equipment                                             $          -      $   4,831,934
                                                              -------------     ---------------
                                                              -------------     ---------------


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Following is the analysis of the results of operations and financial condition of the Corporation as of March 31, 1997 and September 30, 1996 and for the six months ended March 31, 1997 and 1996.

 DEPENDENCE ON MINNESOTA MEDICAID PROGRAM

Substantially all revenues of the Corporation are derived from daily resident rates established by the Department of Human Services (DHS) for its nursing facility pursuant to the Rate-setting System. Changes in the Rate-setting System are anticipated but the effects of such changes on the Corporation cannot be predicted. For instance, in 1995, the State of Minnesota, by statute, authorized the DHS to establish a contractual alternative payment system, called the "Nursing Home Contract Project". (See Other Information)


COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1997 TO THE SIX MONTHS ENDED MARCH 31, 1996.

For the unaudited six months ended March 31, 1997, the Corporation's net income was $68,563 in comparison with a net loss of $47,042 for the same period in 1996, or an increase of $115,605. The income can be attributed to adjusting staffing levels and budgeting expenses.

Resident services revenue increased by $802,354 or 18%, from $4,423,283 for the six months ended March 31, 1996, to $5,225,637 for the six months ended March 31, 1997. The increase in revenue is due to increased rates and a larger physical plant at Nile Health Care Facility, compared to a blend of the Nile Health Facility rate and the lower Cedar Pines Facility rate for the comparative period in 1996. As of July 1995, the Corporation suspended the operations of the Home Health Services until it is determined that Home Health Services will be profitable.

Operating expenses, which include salaries and benefits, supplies, utilities, food, purchased services, and general and administrative expenses, increased $457,008 or 12% from $3,845,276 for the six months ended March 31, 1996 to $4,302,284 for the six months ended March 31, 1997. The net increase is a blend of the increase in physical plant of Nile Health Care Center from 125 beds to 256 beds and inflationary costs.

Depreciation, amortization and interest expense, increased $214,073 or 32% from $659,727 for the six months ended March 31, 1996 to $873,800 for the six months ended March 31, 1997. The increase is a result of the interest rate increases with the Series 1994 bonds which bear interest from 5% to 7.75%, and the increased depreciation from additional fixed assets.

The Corporation's estimated income taxes recoverable for the six months ended March 31, 1996 were $31,361 based on a pretax loss of $78,403 and for the six months ended March 31, 1997, estimated income taxes payable were $45,709 based on pretax income of $68,563, based on an effective income tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation does not maintain any line of credit or other external sources of liquidity.

At March 31, 1997, the Corporation had $774,647 in cash, and working capital of $446,783 based upon current assets of $2,312,009 and current liabilities of $1,865,226 and at September 30, 1996, the Corporation had $505,128 in cash, and working capital of $398,942 based upon current assets of $2,516,020 and current liabilities of $2,117,078. During the six months ended March 31, 1997, cash increased $269,519. Net cash provided by operating activities was $472,917 for the six months ended March 31, 1997.

Accounts Payable has decreased $293,867 from September 30, 1996 to March 31, 1997, mainly as a result of keeping more current on payment of invoices.

As of March 31, 1997, total outstanding Long-Term Debt of the Corporation equaled $12,845,000 consisting of the Series 1994 Taxable Health Care Facilities Revenue Bonds and the Series 1994 Health Care Facility Refunding Revenue Bonds, both of which are secured equally and ratably on parity by a mortgage lien on, security interest in and an assignment of leases and rents of the Addition.

Unamortized Financing Costs consist of financing costs associated with the issuance of the City of Minneapolis, Minnesota Taxable Health Care Facilities Revenue Bonds and the City of Minneapolis, Minnesota Health Care Facilities Refunding Revenue Bonds.

Assets Whose Use is Limited decreased a net $263,009 from $1,914,098 at September 30, 1996 to $1,651,089 at March 31, 1997 as a result of payments of bond principal and interest with interest earnings and deposits to the Bond Funds. The net proceeds of the 1994 Taxable Health Care Facilities Bonds are being held by the trustee in accounts whose use is limited until they are expended for their designated purposes.

The Corporation has not entered into any material agreements or commitments with respect to acquisitions or development. Purchase orders for equipment financed with proceeds of the Bonds were entered into near the completion of the Addition. The Department of Health, the City of Minneapolis, and the Fire Marshall approved the Addition for occupancy November 30, 1995.

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



                                       CARE FIRST INC.


Dated:  March 13, 1997                By  /s/ Jack E. Nugent
                                          -------------------------------------
                                          Jack E. Nugent, President



Dated:  March 13, 1997                By /s/ Tamara J. Austin
                                         --------------------------------------
                                         Tamara J. Austin, Director of Finance