Form 10QSB
period 1997-06-30
CARE FIRST INC
filed 1997-08-05
CIK 931414

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-QSB


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1997

                                 OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____ to _____

                   Commission file number 33-84692C

                           CARE FIRST INC.
        (Exact name of registrant as specified in its charter)

          Minnesota                                   41-0877001
---------------------------------------  ---------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


           3720 23rd Ave So
            Minneapolis, MN                                  55407
----------------------------------------  -------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                (612) 724-5495
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  YES X      NO
                                       ---        ---
At  June 30, 1997,  10,500 shares of Common Stock were outstanding.

                     --------------------------------------

        This Form 10-Q consists of  11 pages.  Exhibits begin on page 11.

                               CARE FIRST INC.

                                FORM 10-QSB

                         QUARTER ENDED JUNE 30, 1997

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

     Item 4.   Submission of Matters to a Vote of  Security Holders . . . . . 9

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


June 30, 1997

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

NOTE B - COMMON STOCK
     Authorized and outstanding common stock shares are as follows at June 30, 1997:

                                Class A      Class B     Unclassified     Total
                                -----------------------------------------------
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
     Voting Rights                 Yes       No          No               N/A

NOTE C - OPERATIONS
     The Corporation  owns and operates the following:

     Description            Address                    Operation
     -----------------------------------------------------------

     Nile Health Care       3720 23rd Ave South        256-Bed Nursing
     Center                 Minneapolis  MN            Care Facility

     Springs of Water       3720  23rd Ave South       (1) Home Health Services
     Home Care              Minneapolis  MN

(1) Care First Home Health Services legally changed its name to Springs of Water Home Care in May, 1997. As of June 30, 1997, no services have yet been rendered.

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

                                 CARE FIRST INC.
                            CONDENSED BALANCE SHEETS

                                                  JUNE 30,         SEPTEMBER 30,
                                                    1997               1996
                                                (UNAUDITED)
               ASSETS

  CURRENT ASSETS
  Cash                                          $  1,097,804      $    505,128
  Accounts Receivable                                673,484         1,294,103
  Current Assets Whose Use is Limited                 98,528           609,868
  Note Receivable - Stockholders                     (4,314)             7,833
  Prepaid Expenses                                    21,352            11,088
  Deferred Tax Asset                                       -            88,000
                                                ------------      ------------
          Total Current Assets                  $  1,886,853      $  2,516,020
                                                ------------      ------------
  ASSETS WHOSE USE IS LIMITED                   $  1,104,677      $  1,304,230
                                                ------------      ------------

  PROPERTY AND EQUIPMENT at Cost Less Accumulated                     0.00
  Depreciation of $2,509,368 at June 30, 1997
   and $2,219,257 at September 30, 1996         $ 10,039,888      $ 10,231,700
                                                ------------      ------------

  OTHER ASSETS
  Unamortized Financing Costs                   $    968,096      $  1,044,416
  Deferred Tax Asset                                       -            70,000
  Other Assets                                       172,573            19,080
                                                ------------      ------------
          Total Other Assets                    $  1,140,669      $  1,133,496
                                                ------------      ------------
          Total Assets                          $ 14,172,087      $ 15,185,446
                                                ------------      ------------
                                                ------------      ------------

          LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES
  Current Maturites of Long-Term Debt           $    145,000      $    135,000
  Accounts Payable - Trade                           151,092           395,472

  Accounts Payable - Other                            49,688           100,908
  Accrued Salaries and Benefits                      463,095           462,981
  Other Accrued Expenses                             548,955         1,022,717
                                                ------------      ------------
          Total Current Liabilities             $  1,357,831      $  2,117,078

  LONG-TERM DEBT (Net of Current
  Maturities Shown Above)                         12,770,000        12,915,000

  OTHER LIABILITIES                                  302,676           415,641
                                                ------------      ------------
          Total Liabilities                     $ 14,430,507      $ 15,447,719
                                                ------------      ------------
  STOCKHOLDERS' DEFICIT
  Common Stock                                  $     17,764      $     17,765
  Retained Deficit                                  (276,184)         (280,038)
                                                ------------      ------------
          Total Stockholders' Deficit           $   (258,420)     $   (262,273)
                                                ------------      ------------
          Total Liabilities and Stockholders'
           Deficit                              $ 14,172,087      $ 15,185,446
                                                ------------      ------------
                                                ------------      ------------

                                 CARE FIRST INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED (DEFICIT)

                                              For the Three Months Ended               For the Nine Months Ended
                                                       June 30                                 June 30
                                           --------------------------------        --------------------------------
                                                1997              1996                 1997                1996
                                            (Unaudited)        (Unaudited)         (Unaudited)          (Unaudited)
          REVENUES

Resident Services                          $  2,351,527        $  2,373,988        $  7,577,164       $  6,797,271
Home Health Services                                  -                   -                   -            (25,665)
                                           ------------        ------------        ------------       ------------
          Total Revenue                    $  2,351,527        $  2,373,988        $  7,577,164       $  6,771,606
                                           ------------        ------------        ------------       ------------


OPERATING EXPENSES
Resident Services                          $  1,994,545        $  2,082,835        $  6,296,829       $  5,925,725
Home Health Services                             12,505               1,581              12,505              3,967
                                           ------------        ------------        ------------       ------------
          Total Operating Expenses         $  2,007,050        $  2,084,416        $  6,309,334       $  5,929,692
                                           ------------        ------------        ------------       ------------

INCOME  FROM OPERATIONS BEFORE
  DEPRECIATION, AMORTIZATION AND INTEREST  $    344,476        $    289,572        $  1,267,829       $    841,914

DEPRECIATION AND AMORTIZATION                    99,336              96,851             296,158            238,131

INTEREST                                        349,312             358,724           1,026,290            877,171
                                           ------------        ------------        ------------       ------------
INCOME (LOSS) FROM OPERATIONS              $   (104,172)       $   (166,003)       $    (54,619)      $   (273,388)

OTHER INCOME                                     50,748              61,043             115,467             90,025
                                           ------------        ------------        ------------       ------------
INCOME (LOSS) BEFORE INCOME TAXES          $    (53,423)       $   (104,960)       $     60,849       $   (183,363)

PROVISION FOR INCOME TAXES                      (21,369)            (41,984)                 (0)           (73,345)
                                           ------------        ------------        ------------       ------------
NET INCOME (LOSS)                          $    (32,054)       $    (62,976)       $     60,849       $   (110,018)

Retained Deficit - Beginning                   (211,475)           (239,396)           (280,038)          (192,354)
                                           ------------        ------------        ------------       ------------
RETAINED DEFICIT - ENDING                  $   (243,529)       $   (302,372)       $   (219,189)        $  (302,372)

                                           ------------        ------------        ------------       ------------
                                           ------------        ------------        ------------       ------------

                                 CARE FIRST INC.
                            STATEMENTS OF CASH FLOWS

                                                                  For the Nine Months Ended
                                                                            June 30
                                                               --------------------------------
                                                                   1997                1996
                                                                (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
          Cash Received from Resident Services                 $  8,197,783        $  6,342,700
          Cash Paid to Suppliers and Employees                   (6,495,372)         (5,695,653)
          Interest Paid                                          (1,026,290)            (17,856)
          Interest Received                                         115,467              36,422
          Income Taxes Paid                                          70,000              (2,800)
                                                               ------------        ------------
              Net Cash Provided by Operating Activities        $    861,589        $    662,813
                                                               ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment                            $   (104,346)       $   (137,418)
Decrease in Note Receivable - Stockholders                           12,147              13,087
          Acquisition of Investments                               (317,587)           (202,580)
          Disbursements from Bond Fund                            1,389,626                -
          Deposits to Bond Fund                                  (1,113,753)           (610,840)
                                                               ------------        ------------
       Net Cash Provided (Used) by Investing Activities        $   (133,912)       $   (937,751)
                                                               ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Principal Payments on Long-Term Debt                 $   (135,000)       $    (31,136)
                                                               ------------        ------------
                Net Cash (Used) by Financing Activities        $   (135,000)       $    (31,136)
                                                               ------------        ------------

NET INCREASE (DECREASE) IN CASH                                $    592,676        $   (306,074)

Cash - Beginning                                                    505,128             704,833
                                                               ------------        ------------
CASH - ENDING                                                  $  1,097,804        $    398,759
                                                               ------------        ------------
                                                               ------------        ------------
RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES
  Net Income (Loss)                                            $     60,849        $   (110,018)
  Depreciation and Amortization                                     296,158             238,131
  (Increase) Decrease in Current Assets:
    Accounts Receivable - Residents                                 620,619            (428,905)
    Other Current Assets                                            659,076             698,099
  Increase (Decrease) in Current Liabilities:
    Accounts Payable                                               (244,380)            (58,617)
    Other Current Liabilities                                      (530,734)            324,123
                                                               ------------        ------------
          Net Cash Provided by Operating Activities            $    861,589        $    662,813
                                                               ------------        ------------
                                                               ------------        ------------

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Deposits to Trustee Held Funds                                 $       -           $     95,002
                                                               ------------        ------------
                                                               ------------        ------------

Transfers from Trustee Held Funds for Property and Equipment
     Acquisition and Financing Costs                           $    193,117        $  1,674,763

Payment of Bond Principal and Interest                            1,489,734             741,664
                                                               ------------        ------------
          Total                                                $  1,682,851        $  2,416,427
                                                               ------------        ------------
                                                               ------------        ------------
Transfer of Construction in Progress to Property
    and Equipment                                              $       -           $  4,831,934
                                                               ------------        ------------
                                                               ------------        ------------

                                      -6-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Following is the analysis of the results of operations and financial condition of the Corporation as of
June 30, 1997 and September 30, 1996 and for the three months ended June 30, 1997 and 1996 and the nine months ended June 30, 1997 and 1996.

DEPENDENCE ON MINNESOTA MEDICAID PROGRAM

Substantially all revenues of the Corporation are derived from daily resident rates established by the Department of Human Services (DHS) for its nursing facility pursuant to the Rate-setting System. Changes in the Rate-setting System are anticipated but the effects of such changes on the Corporation cannot be predicted. For instance, in 1995, the State of Minnesota, by statute, authorized the DHS to establish a contractual alternative payment system, called the "Nursing Home Contract Project". (See Other Information)

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 TO THE THREE MONTHS ENDED JUNE 30, 1996 AND THE NINE MONTHS ENDED JUNE 30, 1997 TO THE NINE MONTHS ENDED JUNE 30, 1996.

For the unaudited third quarter of 1997, the three months ended June 30, 1997, the Corporation's net loss was $32,054 in comparison with a net loss of $62,976 for the same period in 1996, and for the nine months ended June 30, 1997, the net income was $36,509 in comparison with a loss of $110,018 for the same period in 1996. The year to date income can be attributed to adjusting staffing levels and budgeting expenses, while the loss in the third quarter may be attributed to falling census levels from 18,781 days in the first quarter to 17,854 in the second quarter to 17,503 in the third quarter.

Resident services revenue decreased by $22,461 or 1%, from $2,373,988 for the three months ended June 30, 1996, to $2,351,527 for the three months ended June 30, 1997 and increased by $779,893 or 11% from $6,797,271 for the nine months ended June 30, 1996 to $7,577,164 for the nine months ended June 30, 1997. The decrease in revenue for the third quarter may be due to decreased levels of therapy utilization of $27,269 for third quarter 1996 to 1997. The increase in revenue for the nine months ended June 30, 1997 may be due to a blend of increased rates and a higher census with the Nile Health Care Center addition. The Nile Health Care Center's daily room rate is approximately $10 per day or 8% higher than the former Cedar Pines Facility. Additionally, the revenue for the period October 1996 to December 1996 is at the increased Nile Health Care Center daily rate, compared to a blend of the Nile Health Facility rate and the lower Cedar Pines rate from the comparative period in 1995. The Corporation had previously suspended the operations of the Home Health Services; however, operations are planned to be resumed in August, 1997.

Operating expenses, which include salaries and benefits, supplies, utilities, food, purchased services, and general and administrative expenses, decreased $77,366 or 4% from $2,084,416 for the three months ended June 30, 1996 to $2,007,050 for the three months ended June 30, 1997 and increased $379,642 or 6% from $5,929,692 for the nine months ended June 30, 1996 to $6,309,334 for the nine months ended June 30, 1997. Resident services operating expenses decreased $88,290 or 4% from $2,082,835 for the three months ended June 30, 1996 to $1,994,545 for the three months ended June 30, 1997 and increased $371,104 or 6% from $5,925,725 for the nine months ended June 30, 1996 to $6,296,829 for the nine months ended June 30, 1997. The net increase is a blend of the increase in physical plant of Nile Health Care Center from 125 beds to 256 beds for the first quarter of 1997 and inflationary costs.

Depreciation, amortization and interest expense decreased $6,927 or 2% from $455,575 for the three months ended June 30, 1996 to $448,648 for the three months ended June 30, 1997 and increased $207,146 or 19% from $1,115,302 for the nine months ended June 30, 1996 to $1,322,448 for the nine months ended June 30, 1997. The increase is a result of the interest rate increases with the Series 1994 bonds which bear interest from 5% to 7.75%, and the increased depreciation from additional fixed assets.

The Corporation's estimated income tax recoverable for the three months ended June 30, 1996 was $41,984 based on a pretax (loss) of $104,960 and for the three months ended June 30, 1997, estimated income tax recoverable was $21,369 based on a pretax (loss) of $53,423. For the nine months ended June 30, 1996, estimated income tax recoverable was $73,345 based on a pretax (loss) of $183,363 and for the nine months ended June 30, 1997, estimated income tax expense was $24,340 based on a pretax income of $60,849. Both periods resulted in an effective income tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation does not maintain any line of credit or other external sources of liquidity.

At June 30, 1997, the Corporation had $1,097,804 in cash, and working capital of $504,682 based upon current assets of $1,886,853 and current liabilities of $1,382,171 and at September 30, 1996, the Corporation had $505,128 in cash, and working capital of $398,942 based upon current assets of $2,516,020 and current liabilities of $2,117,078. During the nine months ended June 30, 1997, cash increased $592,676. Net cash provided by operating activities was $861,589 for the nine months ended
June 30, 1997.

Accounts Payable has decreased $244,380 from September 30, 1996 to June 30, 1997, mainly as a result of keeping more current on payment of invoices.

As of June 30, 1997, total outstanding Long-Term Debt of the Corporation equaled $12,770,000 consisting of the Series 1994 Taxable Health Care Facilities Revenue Bonds and the Series 1994 Health Care Facility Refunding Revenue Bonds, both of which are secured equally and ratably on parity by a mortgage lien on, security interest in and an assignment of leases and rents of the Addition.

Unamortized Financing Costs consist of financing costs associated with the issuance of the City of Minneapolis, Minnesota Taxable Health Care Facilities Revenue Bonds and the City of Minneapolis, Minnesota Health Care Facilities Refunding Revenue Bonds.

Assets Whose Use is Limited decreased a net $710,893 from $1,914,098 at September 30, 1996 to $1,203,205 at June 30, 1997 as a result of payments of bond principal and interest net with interest earnings and deposits to the Bond Funds. The net proceeds of the 1994 Taxable Health Care Facilities Bonds are being held by the trustee in accounts whose use is limited until they are expended for their designated purposes.

The Corporation has not entered into any material agreements or commitments with respect to acquisitions or development.

On June 19, 1997, the Local 113 Union was voted in to represent the non-professional staff of Nile Health Care Center. As of June 30, 1997, no negotiations have been started.

The Corporation believes the proceeds from the offering of the Bonds, together with existing capital resources and cash flow from its existing operations, will be sufficient to make the indebtedness repayments, to make capital additions and improvements, and to meet other working capital needs for the next twelve months.

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

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5.   OTHER INFORMATION

          "NURSING HOME CONTRACT PROJECT"
          On December 15, 1995, the Corporation was approved to participate in the State of Minnesota contractual alternative payment system, called the "Nursing Home Contract Project". The purpose of the Project is to explore a contract-based reimbursement. The Nile is paid their reimbursement rates in effect July 1, 1995 with a 2.98% annual inflationary adjustment. This project impacts Medicaid and private pay reimbursement rates effective July 1, 1996.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None

                                 SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         CARE FIRST INC.


Dated:  August 1, 1997        By  /s/ Jack E. Nugent
                                 -------------------------------------
                                  Jack E. Nugent, President



Dated:  August 1, 1997        By  /s/ Tamara J. Austin
                                 -------------------------------------
                                  Tamara J. Austin, Director of Finance