Form 10KSB
period 1997-09-30
CARE FIRST INC
filed 1998-01-08
CIK 931414

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 -----------
                                 FORM 10-KSB
(Mark One)

   X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  September 30, 1997

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

Securities registered pursuant to Section  12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No
                                                              ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: Not applicable.

State issuer's revenues for its most recent fiscal year:  $ 9,904,031
                                                         ------------

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 1997 was approximately: Not applicable. Registrant's stock is not publicly traded.

       As of September 30, 1997, there were 10,500 shares of Common Stock of the issuer outstanding.

                   Documents Incorporated by Reference:           None.

This Form 10KSB consists of pages 1 - 35

                                     PART I


ITEM 1:  DESCRIPTION OF BUSINESS

OVERVIEW
         On December 27, 1994 the City of Minneapolis issued $4,725,000 of Health Care Facilities Refunding Revenue Bonds (Care First Inc. Project) and $8,500,000 of Taxable Health Care Facilities Revenue Bonds (Care First Inc. Project) to refund the Series 1983 Tax Exempt Bonds and to finance construction and equipping of a 131-bed Addition to the Corporation's 125-bed Existing Facility. The Series 1983 Tax Exempt Bonds were refunded January 11, 1995.
The proceeds from the Series 1994 Tax Exempt Bonds were deposited with the trustee in the Bond Fund until the refunding occurred. The proceeds from the Taxable Health Care Facilities Revenue Bonds remain in Trustee Held Funds until all certified draw requests are processed for construction costs, including building construction, equipment installation, capitalized interest and other Project costs. The amount in Trustee Held Funds at September 30, 1997 is $13,669.


FINANCING PLAN
         Proceeds of the Bonds were loaned by the City to the Corporation to finance construction and equipping of a new 131-licensed bed addition (the "Addition" to an existing skilled nursing facility which had 125 licensed beds located in the City and known as the Nile Health Care Center (the "Existing Facility"). The Addition was constructed pursuant to an exemption from the general moratorium in Minnesota that prohibited the licensure and certification of skilled nursing beds in new, relocated or remodeled nursing facilities. The Existing Facility and the Addition, which opened on December 6, 1995, collectively, the "Expanded Facility" is owned and operated by the Corporation.

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

INDUSTRY BACKGROUND
         The Expanded Facility provides skilled nursing care and convalescent facilities for in-patient elderly and disabled persons, including those admitted as an interim step after hospitalization and before returning to their homes, as well as those admitted for long-term residency. The residents of the Expanded Facility receive room and board, 24-hour professional nursing care, special diets as required, and such drugs and therapy as may be prescribed by the resident's physician. Three balanced meals are provided to each resident daily, either in his or her room or at a central dining location. Light snacks are provided during the day and at bedtime. The Expanded Facility is managed by a full-time administrator, a finance director, and a director of nursing who is a registered nurse responsible for supervising the licensed nurses and nurses' aides working at the facilities. Social service programs at the facility are provided by qualified social workers. The facility has a licensed physician on call available to the residents. In addition, the facility has an arrangement with the hospital of the resident's choice for the transfer of the resident and his or her medical records between the facility and such hospital when necessary. The Corporation contracts with Novacare-Northside Therapy Services, Inc., for on-site provision of physical, occupational and speech therapy.

         The beds at the Expanded Facility are licensed by the Department of Health of the State of Minnesota and certified under federal regulations as a nursing facility. The Corporation believes that the facility is currently in compliance with all physical requirements, safety standards and operating procedures necessary for eligibility in the Medicaid program and are certified for Medicare reimbursement. Federal certification requires, among other things, that the Corporation provide a high level of care, with continuous licensed nursing supervision. State licensure and certification requires, among other things, prescribed ratios of skilled personnel to residents.


THE CORPORATION AND ITS FACILITY
         The Corporation was incorporated under the laws of Minnesota in 1964. All stock of the Corporation is owned by Merle V. Nugent and her four adult children. Merle V. Nugent and her son Jack E. Nugent (the "Controlling Shareholders") are the Corporation's sole directors and principal officers.
The Corporation's principal office is located at 3720 23rd Avenue South, Minneapolis, Minnesota 55407; its telephone number is (612)724-5495. The Corporation presently owns and operates the Expanded Facility with 256 beds. All such beds in this facility are licensed by the Minnesota Department of Health and certified under the Medicare and Medicaid Programs described herein. The Corporation ceased operations of the Cedar Pines Facility on December 5, 1995. The Expanded Facility received a license and certification for 256 beds (an increase of 56 beds) and opened on December 6, 1995. The Corporation later sold the Cedar Pines Facility on September 16, 1996.

         In 1993, the Corporation established a home health care agency to provide licensed health care services in clients' homes or at other facilities.


OPERATION OF THE EXPANDED FACILITY
         The Corporation is benefiting financially from operating efficiencies attributable to increased utilization of capacities of the Expanded Facility, including centralization of services and personnel, increased coordination of staffing, and purchasing activities.

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

SPECIALIZED PROGRAMS
         During 1995, the Corporation implemented the Alzheimer's program on the second floor of the Existing Facility, which is fondly named the "Arbor". The Arbor programming includes the development of specific Alzheimer training for employees, specialized programming and minor, low-cost cosmetic changes to the interior (such as textured wall covering and repainting in colors which have been identified as moderating certain symptoms of Alzheimer's).

         The Corporation also developed a short-term rehabilitation program. This program is located on the first floor of the Existing Building and primarily serves residents with short stays (30-60 days) with a more intensive therapy and rehabilitation program. Short-term rehabilitation provides additional revenues, but also modestly increases resident turnover. The short-term rehabilitation program utilizes the staff and services of a third party who provide therapy services.


GOVERNMENT REGULATION; REIMBURSEMENT
         General. Nursing facilities are subject to extensive governmental regulation through state licensing requirements and, in the case of nursing facilities such as those of the Corporation, complex laws and regulations imposed at the federal and state level for facilities to remain certified to receive payments under the Medicaid and Medicare programs. Nursing facilities are subject to periodic inspection by governmental authorities to determine compliance with licensure and certification requirements. Continuing licensure to provide nursing care is essential to the operation of the Expanded Facility. Further, revenues of the Corporation are significantly dependent on payments under the Medicaid program such that a loss of certification for participation in the Medicaid program or an elimination of or a material reduction in the availability of Medicaid payments would materially adversely affect the operations and financial condition of the Corporation.

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

         The methods of determining the amount and availability of payments under the Medicaid Program in Minnesota have been subject to a variety of significant changes in the past, and future changes can be expected to occur. For example, in 1985 certain changes in Minnesota law revised the method of paying property-related costs, with a phase-in application over time. However, because of perceived adverse effects of full implementation on nursing facilities, full implementation of this concept was later suspended. As another example, after intense negotiations between legislators and representatives of the long-term care industry, the Minnesota legislature adopted a compromise proposal designed to reduce the rate of increase of the state's Medicaid payments to nursing facilities. Further, various studies and proposals for changes in Minnesota reflect a general emphasis on directing residents requiring lower levels of care to non-licensed facilities and otherwise encouraging non-institutional care for the aged to save Medicaid costs.

         Dependence on Medicaid. Approximately 66% of the revenues of the Expanded Facility are derived from payment rates established under the Minnesota Medicaid Program. States currently fund a substantial portion of Medicaid payments and exercise considerable discretion in determining payments allowed to care providers. Regulations promulgated by the federal Health Care Financing Administration provide that states are not required to pay for long-term care services on a cost-related basis, but may do so according to rates that are adequate to meet costs incurred by efficiently and economically operated facilities. As a result, the reimbursement payments allowed by states are based less on the actual costs of the nursing services and more on formula rates which the governmental agencies deem reasonable, creating a more competitive environment for nursing facilities.

         In Minnesota, the amount which will be paid (reimbursed) by the Medicaid program for services provided to a Medicaid-eligible resident in a multiple bed room is based on a daily rate established for such facility and for the patient's level of required care, both of which are periodically adjusted. Further, Minnesota requires a facility with Medicaid residents to charge other residents the same rates paid under the Medicaid program. There can be no assurance that such rates in the future will be sufficient for timely payment in full of all debt service and for the proper operation of the Expanded Facility. Under current Minnesota laws and regulations, daily Medicaid rates for a facility vary among eleven "case-mix" levels of care provided to residents. Daily rates are based on those costs of the facility during the prior reporting year which were allowed for rate-setting purposes and the actual occupancy and level of care provided during such year. For a variety of reasons, it is typical that not all actual costs are allowed for rate-setting purposes as described below. Although rates are presently determined by applying a factor to reflect inflation since the last cost reporting period, the rates so determined may not be adequate, either on an interim basis until a following rate year or otherwise, to cover the costs of the facility. Rates might be inadequate for a number of reasons, including, but not limited to (i) an increase in operating costs in excess of historic costs, even after an adjustment by the inflation factor, (ii) a decline in occupancy or increase in the average level of care provided in the facility such that the per resident rate derived from prior occupancy or care levels is not adequate, and (iii) a disallowance in the rate-setting formula of prior costs because such costs exceed a certain percentage of costs for other because administrative costs exceed certain levels, or for numerous other
reasons.   As a result of limitations on the recognition of costs in the rate-setting , incentives exist to avoid or defer costs, which may result in deferring costs for maintenance and repair to the long term detriment of the physical condition of the facility. Subject to certain appeal rights of health care providers, the Minnesota Department of Human Services ("DHS") has broad discretion in determining the allowed historic costs and other factors establishing a facility's daily rates. Furthermore, due to the complexity and detailed record-keeping required by Minnesota law, errors in or disagreements with DHS related to reporting costs and resident care classifications may arise with the result that a facility (i) received less reimbursement than might be otherwise available or (ii) is required retroactively to make repayments to the state for prior overpayments. From time to time, Medicaid reimbursements paid to the Corporation may be subject to DHS field audit that may result in retroactive adjustment of the Corporation's daily rates to create liabilities which could adversely affect the Corporation's cash flow and, in the extreme, the ability of the Corporation to make timely payments in respect of the Bonds.

Medicare Reimbursement
         Under Minnesota law, facilities receiving Medicaid payments must also be certified for the Medicare program (Title XVIII of the federal Social Security Act). Medicare is funded directly by the federal government and is administered by the Health Care Financing Administration through fiscal intermediaries. Medicare coverage provides for nursing home care for up to 100 days following the discharge of a patient after a qualifying hospital stay.
The facility is then permitted to charge interim rates.   Approximately 5% of
the revenues of the Expanded Facility are derived from payment rates established under the Medicare program.

OTHER REGULATORY MATTERS
         Various health and safety regulations and statutes apply to the Expanded Facility and are administered and enforced by various state agencies. Violations of certain health and safety standards could result in closure of all or a portion of the Expanded Facility or imposition of intermediate sanctions. The Corporation believes that the Expanded Facility is currently in compliance with all existing material regulations and standards. Such standards are, however, subject to change and there can be no guarantee that in the future the facility will meet these changed standards or that the Corporation will not be required to expend significant sums in order to comply with such changed standards.


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

         The State of Minnesota is expected to pay monthly payments for Medicaid patients upon billing from each facility, but from time to time payments have been known to be delayed or reduced for various reasons. Annually, a "desk audit" is performed by DHS on submitted cost reports. Furthermore, upon a "field audit" payments in any rate year are subject to retroactive adjustment (thereby potentially resulting in a facility's repayment to the State of Minnesota for prior payments) for a period up to five years, with each facility having certain appeal rights. However, payments to the Existing Facility and the Cedar Pines Facility through June 30, 1995 have been subjected to a field audit and are therefore not subject to any further retroactive adjustments under ordinary circumstances.

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


COMPETITION
         The nursing care industry is highly competitive, particularly for facilities located within the City of Minneapolis. The success of the Expanded Facility will depend on its ability to compete with other nursing facilities, assisted living facilities, as well as home health care or other service providers, at least some of which are likely to have greater financial resources than the Corporation. In the State of Minnesota a general moratorium exists on the addition of new licensed or certified nursing beds from which restriction the Corporation received an exemption to construct the Addition. However, there can be no assurance that the State of Minnesota will continue to restrict the addition of new nursing beds. Furthermore, with a federal and state focus on cost cutting and cost containment, resulting in an emphasis of shifting care for the elderly away from licensed nursing facilities, competition is likely to increase.

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


PERSONNEL AND STAFFING
         As of September 30, 1997, the Corporation employed approximately 139 full-time employees and 55 part-time employees, with approximately 163 full-time equivalent ("FTE") persons. A full-time equivalent represents one
2,080 hour employee.   On June 13, 1997, the non-professional employees
(housekeepers, laundry aides, custodians, health unit coordinators, nursing assistants and licensed practical nurses) of Nile Health Care Center voted to have union representation through the SEIU Local 113. As of September 30, 1997, and December 1997, no contract has been approved and the effect on the Corporation is not known.


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


LACK OF OUTSIDE DIRECTORS; CLOSELY-HELD CORPORATION
         The Corporation is a closely-held corporation; all stock is owned by Ms. Merle Nugent and her four adult children. Merle Nugent and her son, Jack
E. Nugent, are the directors of the Corporation. There is no present expectation that a person who is not a shareholder will be elected or appointed as a director of the Corporation. The Corporation's directors control the operation of the Corporation and holders of the Bonds have no voting rights or control with respect to the Corporation's operations.

SALE OF EXPANDED FACILITY
         Under the Loan Agreement the Corporation is permitted to sell the Expanded Facility to any purchaser that assumes the Corporation's obligations in respect of the Bonds and Tax Exempt Bonds if, among other conditions, the purchaser has a Tangible Net Worth equal to the Tangible Net Worth of the Corporation (but not less than $1.00) and a certain 125% historic or forecasted debt service coverage test is met. If a purchaser is an Accredited Institution, or if there is deposited with the Trustee the sum of $500,000 as a Supplemental Reserve, the Corporation will be released from any further liability for the payment of the Bonds. Furthermore, upon any sale of the Expanded Facility, the purchaser will not be subject to certain restrictions imposed on the Corporation set forth in the Loan Agreement. The Corporation to date has no plans to sell the facility.



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

Existing Facility
         The Existing Facility consists of three floors and a lower level and is constructed of masonry, concrete and structural steel. Construction of the original structure was completed in 1984. The structure is maintained in accordance with licensing requirements. A registered underground fuel storage tank is located on the site of the Existing Facility.

         The lower level of the Existing Facility contains a kitchen, laundry department, maintenance office, employee locker area, staff development area, staff dining area, and storage area. These offices have sufficient capacity, and are currently used, to provide services to the Addition. The first floor of the Existing Facility contains 25 beds in 13 resident rooms, one of which is a private room. The first floor also contains the rehabilitation areas which serve both the Existing Facility and the Addition. The first floor contains a dining area, administrative offices and a meeting room. The second and third floors of the Existing Facility each contain 50 beds in 26 resident rooms, 2 of which are private on each floor. The exits on these two floors contain electronic locks on the doors that require residents to press a button and wait a moment prior to exiting. Such locks provide a secure environment for residents with severe Alzheimer's disease. In addition, the second floor elevator requires a code to be keyed into the keypad sensor before the elevator door will open onto the second floor. This provides additional security for residents with Alzheimer's disease.

The Addition
         The total above grade gross area of the Existing Facility was 56,922 square feet. The Addition added approximately 55,221 square feet, with a resulting total for the Expanded Facility of 112,143 square feet above grade. The Addition consists of three floors and a lower level, attached as an extension to the Existing Facility. It is constructed of masonry, concrete and structural steel. The lower level of the Addition contains a day storage area for the dietary department, a mechanical room (heating, water heaters, electrical, emergency generator and a fuel tank), and a storage room. The upper three floors of the Addition contain 131 beds in 60 double occupancy rooms and 11 single resident rooms. The first floor also contains a dining room, day room, office area, resident and family counseling areas, and a nurses' station, in addition to rooms for other various functions. The Addition has full sprinkler systems as does the Existing Facility in accordance with existing fire codes. A parking lot for the Expanded Facility was built on land acquired by the Corporation across from the facility.

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

         In addition to constructing and equipping the addition, Bonds proceeds were used for minor renovation and remodeling of areas in the Existing Facility which will be adjacent to the Addition. Bond proceeds remaining as of September 30, 1997, in the amount of $13,669 will be used for final equipment expenditures.

  Average occupancy rates of the Facility have been as follows:

  Fiscal Year       Occupancy          Licensed  Beds
  -----------       ---------          --------------
  1997              75.5%              256
  1996              76.3%              (125)10/1/95-12/5/95;(256)12/6/95-9/30/96

Home Health Services
         Springs of Water Home Care, a home health agency ("Home Health Services"), is a division of the Corporation which commenced operations in 1996 to provide home health services to elderly persons in the surrounding community. Home Health Services is Medicare-certified and licensed by the State of Minnesota.



ITEM 3:  LEGAL PROCEEDINGS
         The Corporation is not currently a party to any material pending legal proceedings. From time to time the Corporation may become involved in routine litigation incidental to its business.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable. The holders of the bonds have no voting rights.

                                    PART II



ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The Corporation's common stock is not publicly traded. Authorized and outstanding common stock shares are as follows at September 30, 1996 and 1997:

                                  Class A          Class B          Unclassified              Total
                                  -------          -------          ------------              -----
Shares of Stock Authorized        500              10,000           4,500                     15,000
Shares of Stock Outstanding       500              10,000           0                         10,500
Par Value per Share               $0.01            $0.01            $0.01                     NA
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



ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         The following table sets forth selected financial data and statistics of the Corporation as of September 30, 1996 and 1997 and for each of the fiscal years then ended. This data should be read in conjunction with the Corporation's financial statements and notes thereto included elsewhere in this filing, and with "Management's Discussion and Analysis of Results of Operations and Financial Condition."

OPERATING DATA:

                                                        FISCAL YEAR ENDED SEPTEMBER 30,
                                                        -------------------------------
                                                      1996                           1997
                                                      ----                           ----
Total Revenue                                       $9,373,464                    $9,904,031
Total Operating Expense                              8,058,813                     8,169,477
                                                   -----------                   -----------
Income Before Depreciation,
  Amortization and Interest                         $1,314,651                    $1,734,554
Depreciation and Amortization                          457,832                       480,585
Interest                                             1,215,524                     1,352,086
Other Income                                           206,021                       301,914
                                                   -----------                   -----------
Income (Loss)  from Operations
     Before Taxes                                   $ (152,684)                   $  203,797
Provision for (Benefit Of)
  Income Tax                                           (65,000)                       77,000
                                                   -----------                   -----------
Net Income (Loss)                                   $  (87,684)                   $  126,797
                                                   ===========                   ===========

BALANCE SHEET DATA:

                                                        SEPTEMBER 30,
                                                        -------------
                                                  1996                1997
                                                  ----                ----
Current Assets
  Cash and Securities Available for Sale     $     505,128          $ 1,360,571
  Accounts Receivable-Residents                  1,316,450              800,577
  Other                                            706,549              647,972
                                             -------------        -------------
Total Current Assets                         $   2,528,127          $ 2,809,120
Assets Whose Use is Limited                      1,304,230            1,013,672
Property and Equipment
  (Net of Depreciation)                         10,231,700           10,059,137
Intangible Assets, Net                           1,063,496              957,247
Deferred Tax Asset                                  70,000               69,000
                                             -------------        -------------
Total Assets                                 $  15,197,553          $14,908,176
                                             =============        =============


Current Liabilities                          $   2,129,185          $ 2,030,162
Long-Term Debt, Less
  Current Maturities                            12,915,000           12,778,904
Other Liabilities                                  415,641              234,586
Stockholders (Deficit)                            (262,273)            (135,476)
                                             -------------        -------------
Total Liabilities and Stock-
  holders' (Deficit)                         $  15,197,553          $14,908,176
                                             =============        =============


STATISTICAL INFORMATION:
Nile Health Care Center:

Percentage of  Total Revenue:
  Medicaid                                            66.4%                66.4%
  Private Pay and Other                               27.3                 28.8
  Medicare                                             6.3                  4.8
                                                     -----                -----
  TOTAL                                              100.0%               100.0%
                                                     =====                =====

* Based upon 125 Beds from October 1, 1995 - December 5, 1995 and 256 Beds from December 6, 1995 - September 30, 1997.





                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following analysis of the results of operations and financial condition of the Corporation should be read in conjunction with the Corporation's Financial Statements included herewith.

DEPENDENCE ON MINNESOTA MEDICAID PROGRAM
         Substantially all revenues of the Corporation are derived from daily resident rates established by the Department of Human Services (DHS) for the Corporation's nursing facility pursuant to the Rate-setting System. The requirements of the Rate-setting System significantly affect the Corporation's decisions as to staffing, services, expenditures and other operating matters. Changes in the Rate-setting System may be anticipated and the effects of such changes on the Corporation cannot be predicted. A change occurred in 1995 when the State of Minnesota, by statute, authorized the DHS to establish a contractual alternative payment system, called the "Nursing Home Contract Project". The purpose of the Project was to explore a contract-based reimbursement system as an alternative to the current cost-based system for reimbursement. The DHS completed its review of the applications in December 1995, from which 39 facilities were selected to be reimbursed under this new system. The Corporation submitted an application to be reimbursed under the new system and was approved to participate with the DHS in the "Nursing Home Contract Project" on December 15, 1995. Under the new system, the Corporation was paid its reimbursement rates in effect July 1, 1995 with an annual inflationary adjustment of 2.98% for rates effective July 1,1996 and an additional annual inflationary adjustment of 2.82% for rates effective July 1, 1997.


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

UNION CONTRACT
         On June 13, 1997, the non-professional employees (housekeepers, laundry aides, custodians, health unit coordinators, nursing assistants and licensed practical nurses) of Nile Health Care Center voted to have union representation through the SEIU Local 113. As of September 30, 1997 and December 1997, no contract has been approved and the financial effect to the Corporation is not known.


COMPARISON OF 1997 WITH 1996
         For the fiscal year ended September 30, 1997, the Corporation's net income (loss) was $126,797 in comparison with $(87,684) for the fiscal year ended September 30, 1996 or an increase of $214,481. Total occupancy was 75.5% in 1997 compared to 76.3% in 1996. Management is continually developing more extensive marketing strategies in an effort to fill the beds in the coming year. In addition, it has not been unusual for senior residential or care facilities to experience delayed or reduced fill up following completion.

         Revenue increased by $530,567, from $9,373,464 for the fiscal year ended September 30, 1996 to $9,904,031 for the fiscal year ended September 30, 1997. Resident services revenue increased by $385,965 or 4.8%. Even though occupancy decreased slightly in 1997, the Corporation received rate increases each July 1 approximating 3-5%, which accounts for the increase in revenue. Ancillary revenue which includes therapy services, specialty beds, prescription medications and nursing supplies decreased $8,288 or .7%.

         Operating expenses, (excluding depreciation and amortization), which include salaries and benefits, supplies, utilities, food, purchased services, and general and administrative expenses, increased $110,664 or 1.4% from $8,058,813 for fiscal 1996 to $8,169,477 for fiscal 1997. The increase is due to higher dietary costs from the nutritional services contract entered into in August 1996, and increased salaries in fiscal year 1997.

         Depreciation, amortization and interest expense, increased $159,315 or 9.5% from $1,673,356 for the fiscal year ended September 30, 1996 to $1,832,671 for fiscal year ended September 30, 1997. The increase is a result of the refunding of the Tax Exempt Series 1994 bonds which bear interest from 5.0 to 7.75% interest was being capitalized as part of the project costs until project completion in December, 1995, when interest was expensed. Depreciation expense also increased in the amount of $22,753 as a result of additional fixed assets purchased in fiscal year ended September 30, 1997.

         The Corporation follows the provisions of FASB Statement No. 109, Accounting for Income Taxes, which requires the asset and liability method of accounting for income taxes. The Corporation's income taxes expense for the fiscal years ended September 30, 1996 and 1997 were $(65,000), based on pretax loss of $(152,684), and $77,000 based on pretax income of $203,797 respectively. At September 30, 1996 and 1997 there is no valuation allowance.

During 1996, the Corporation entered into a sales agreement in contemplation of an exchange of its Cedar Pines Facility for land. Cash received in excess of the basis of the facility in the amount of $148,527 at September 30, 1997, has been deferred until the exchange transaction has been consummated.


LIQUIDITY AND CAPITAL RESOURCES

         The Corporation does not maintain any line of credit or other external sources of liquidity.

         At September 30, 1997, the Corporation had $1,360,571 in cash and securities available for sale, and working capital of $778,958 based upon current assets of $2,809,120 and current liabilities of $2,030,162. Working capital of $398,942 based on current assets of $2,528,127 and current liabilities of $2,129,185 existed at September 30, 1996. During the fiscal year ended September 30, 1997, the Corporation's cash and securities available for sale increased $855,443. Accounts receivable decreased $515,873, net cash provided by operating activities increased $934,894 and Current Restricted Trust Funds increased $5,695.

         As of September 30, 1997, total outstanding long-term debt of the Corporation equaled $12,778,904 consisting of the Series 1994 Taxable Health Care Facilities Revenue Bonds and the Series 1994 Health Care Facilities Refunding Revenue Bonds, both of which are secured equally and ratably on parity by a mortgage lien on, security interest in and an assignment of leases and rents of the Addition, and also a three-year capital lease of a copy machine.

         As of September 30, 1997, Unamortized Financing Costs on the Series 1994 Bonds were $942,656. Total financing costs on the Series 1994 Bonds were $1,224,528.

         The Restricted Trust Funds decreased $290,558 from September 30, 1996 to September 30, 1997 as a result of the project fund decrease through draws as the Addition costs were paid. The Bond fund also decreased as principal payments were paid out during 1997. The net proceeds of the 1994 Taxable Health Care Facilities Bonds are being held by the trustee in accounts whose use is limited until they are expended for their designated purposes.

         The Corporation is not currently involved in any material agreements or commitments with respect to acquisitions or development.

         The Corporation believes existing capital resources and cash flow from its existing operations, will be sufficient to continue to make the indebtedness repayments, capital additions and improvements, and to meet other working capital needs for the next twelve months.


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


RECENTLY ISSUED ACCOUNTING STANDARDS
         FASB issued Statement No. 121, Accounting for Impairment of Long-lived
Assets and For Long-lived Assets to be Disposed of.   Statement No. 121 became
effective during the fiscal year ended September 30, 1997, and did not have an impact on the Company's financial position or results of operations.



ITEM 7:  FINANCIAL STATEMENTS
         Included on pages F-Index to F-14.

                         INDEX TO FINANCIAL STATEMENTS

                                                PAGE
                                                ----
Report of Independent Public Accountants         F-1

Financial Statements:
 Balance Sheets                                  F-2
 Statements of Operations                        F-3
 Statements of Stockholders' Deficit             F-4
 Statements of Cash Flows                        F-5

Notes to Financial Statements                F-6 to F-14



                                    F-Index

                 [LUND KOEHLER COX & COMPANY, PLLP LETTERHEAD]


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Care First, Inc.:

We have audited the accompanying balance sheet of Care First, Inc. as of September 30, 1997 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Care First, Inc. as of September 30, 1996, were audited by other auditors whose report dated November 6, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Care First, Inc. as of September 30, 1997 and the results of its operations and its cash flows for the year ended in conformity with generally accepted accounting principles.




Minneapolis, Minnesota
November 14, 1997

                                CARE FIRST, INC.
                                 BALANCE SHEETS
                          SEPTEMBER 30, 1997 AND 1996

                                                                                   1997                 1996
                                                                               ------------        -------------
                                        ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                     $    501,765        $     239,038
 Securities available-for-sale                                                      858,806              266,090
 Accounts receivable, net                                                           800,577            1,316,450
 Restricted trust funds                                                             615,563              609,868
 Notes receivable - stockholders, net                                                     0                7,833
 Prepaid expenses                                                                    15,409                  848
 Deferred tax asset                                                                  17,000               88,000
                                                                               ------------        -------------
   Total current assets                                                           2,809,120            2,528,127

RESTRICTED TRUST FUNDS, NET OF CURRENT PORTION                                    1,013,672            1,304,230
PROPERTY AND EQUIPMENT, NET                                                      10,059,137           10,231,700
INTANGIBLE ASSETS, NET                                                              957,247            1,063,496
DEFERRED TAX ASSET                                                                   69,000               70,000
                                                                               ------------        -------------
                                                                               $ 14,908,176        $  15,197,553
                                                                               ============        =============
                              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Current portion of long-term debt                                             $    150,340        $     135,000
 Accounts payable                                                                   322,808              539,875
 Accrued payroll, vacation and payroll taxes                                        388,845              441,832
 Accrued interest                                                                   449,554              452,201
 Accrued real estate taxes                                                          659,040              496,515
 Accrued expenses                                                                    12,272                6,713
 Resident trust funds payable                                                        47,303               57,049
                                                                               ------------        -------------
   Total current liabilities                                                      2,030,162            2,129,185

LONG-TERM DEBT, NET OF CURRENT PORTION                                           12,778,904           12,915,000
CONSTRUCTION COSTS PAYABLE                                                                0              164,311
DEFERRED COMPENSATION                                                                86,059               78,235
DEFERRED REVENUE                                                                    148,527              173,095
                                                                               ------------        -------------
  Total liabilities                                                              15,043,652           15,459,826
                                                                               ------------        -------------

STOCKHOLDERS' DEFICIT:
  Class A voting common stock, $.01 par value, 500
   shares authorized, issued and outstanding                                              5                    5
  Class B non-voting common stock, $.01 par value,
   10,000 shares authorized, issued and outstanding                                     100                  100
  Additional paid-in capital                                                         17,660               17,660
  Accumulated deficit                                                              (153,241)            (280,038)
                                                                               ------------        -------------
     Total stockholders' deficit                                                   (135,476)            (262,273)
                                                                               ------------        -------------
                                                                               $ 14,908,176        $  15,197,553
                                                                               ============        =============

                See accompanying notes to financial statements.

                                CARE FIRST, INC.
                            STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                                       1997                  1996
                                              ---------------------  ---------------------
                                                            Percent                Percent
                                                            -------                -------
REVENUE:
  Resident services                           $  8,433,261     85.2  $  8,047,296     85.9
  Ancilliary services                            1,231,819     12.4     1,240,107     13.2
  Prior years' revenue adjustments                 238,951      2.4        86,061      0.9
                                              ------------  -------  ------------  -------
    Total revenue                                9,904,031    100.0     9,373,464    100.0
                                              ------------  -------  ------------  -------

OPERATING EXPENSES:
  Nursing                                        3,285,073     33.2     3,314,818     35.4
  Activities and social service                    338,501      3.4       352,154      3.8
  Ancilliary                                       654,021      6.6       675,239      7.2
  Dietary                                          871,800      8.8       791,094      8.4
  Laundry                                          201,249      2.0       181,776      1.9
  Housekeeping                                     284,998      2.9       271,417      2.9
  Plant operations and maintenance                 390,136      3.9       446,732      4.8
  Property and related                             688,993      7.0       461,594      4.9
  Administrative and general                       825,409      8.3       756,820      8.1
  Payroll taxes and employee benefits              593,790      6.0       805,749      8.6
  Depreciation and amortization                    480,585      4.8       457,832      4.9
  Home health                                       35,507      0.4         1,420      0.0
                                              ------------  -------  ------------  -------
     Total operating expenses                    8,650,062     87.2     8,516,645     90.9
                                              ------------  -------  ------------  -------

INCOME FROM OPERATIONS                           1,253,969     12.7       856,819      9.1
                                              ------------  -------  ------------  -------

OTHER INCOME (EXPENSE):
  Interest income                                  182,270      1.8       189,982      2.0
  Interest expense                              (1,352,086)   (13.6)   (1,215,524)   (12.9)
  Other income                                      10,152      0.1        16,039      0.2
  Gain on sale of assets                           109,492      1.1             0      0.0
                                              ------------  -------  ------------  -------
     Total other income (expense)               (1,050,172)   (10.6)   (1,009,503)   (10.7)
                                              ------------  -------  ------------  -------

INCOME (LOSS) BEFORE INCOME TAXES                  203,797      2.1      (152,684)    (1.6)
  Provision for income taxes (benefit)              77,000      0.8       (65,000)    (0.7)
                                              ------------  -------  ------------  -------

NET INCOME (LOSS)                             $    126,797      1.3  $    (87,684)    (0.9)
                                              ============  =======  ============  =======

                See accompanying notes to financial statements.

                                CARE FIRST, INC.
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                                  Common Stock
                                   -------------------------------------------
                                     Class A - voting       Class B - non-voting
                                   --------------------   -----------------------  Additional   Accumulated
                                    Shares   Amount        Shares   Amount       Paid-in Capital   Deficit      Total
                                   -------  --------      -------- --------     ---------------- ----------    -------
BALANCE - SEPTEMBER 30, 1995         500     $    5         10,000   $  100       $ 17,660         $ (192,354)   $ (174,589)

  Net loss                            --         --             --       --             --            (87,684)      (87,684)
                                    ----     ------         ------   ------       --------         ----------    ----------
BALANCE - SEPTEMBER 30, 1996         500          5         10,000      100         17,660           (280,038)     (262,273)

  Net income                          --         --             --       --             --            126,797       126,797
                                    ----     ------         ------   ------       --------         ----------    ----------
BALANCE - SEPTEMBER 30, 1997         500     $    5         10,000   $  100       $ 17,660         $ (153,241)   $ (135,476)
                                    ====     ======         ======   ======       ========         ==========    ==========

                See accompanying notes to financial statements.

                                CARE FIRST, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                   1997                 1996
                                                                              -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from resident services                                          $ 10,488,204         $  8,863,940
 Cash paid to suppliers and employees                                            (8,491,253)          (8,008,878)
 Interest paid                                                                   (1,254,334)          (1,222,009)
 Interest received                                                                   81,871              198,090
 Miscellaneous cash received                                                        119,644              173,095
 Income taxes paid                                                                   (5,000)                   0
                                                                               ------------         ------------
   Cash flows from operating activities                                             939,132                4,238
                                                                               ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                               (185,749)          (1,969,065)
 Payments on construction costs payable                                            (164,311)                   0
 Disposal of property and equipment, net of accumulated depreciation                      0              230,394
 Cash received from sale of assets                                                  109,492                    0
 Payment of start-up costs                                                                0              (22,448)
 Purchases of investments                                                          (592,716)            (266,090)
 Principal payments received on notes receivable - stockholders                      18,542               17,569
 Deposits to restricted debt trust funds                                         (1,687,849)          (1,062,524)
 Disbursements from resticted debt trust funds                                    1,974,914            3,065,436
 Increase in accrued interest receivable                                            (11,948)                   0
                                                                               ------------         ------------
   Cash flows from investing activities                                            (539,625)              (6,728)
                                                                               ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt                                              (136,780)            (463,305)
                                                                               ------------         ------------
   Cash flows from financing activities                                            (136,780)            (463,305)
                                                                               ------------         ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    262,727             (465,795)

CASH AND CASH EQUIVALENTS, BEGINNING                                                239,038              704,833
                                                                               ------------         ------------
CASH AND CASH EQUIVALENTS, ENDING                                              $    501,765         $    239,038
                                                                               ============         ============
RECONCILIATION OF NET INCOME (LOSS) TO CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net income (loss)                                                             $    126,797         $    (87,684)
 Depreciation and amortization                                                      480,585              457,832
 Gain on sale of assets                                                            (109,492)                   0
 Deferred tax asset                                                                  72,000              (70,000)
 Changes in operating assets and liabilities -
 Accounts receivable, net                                                           515,873             (517,582)
 Other current assets                                                               (25,270)             (16,202)
 Accounts payable                                                                  (217,067)             101,373
 Accrued expenses                                                                   112,450              (43,329)
 Deferred compensation                                                                7,824                6,735
 Deferred revenue                                                                   (24,568)             173,095
                                                                               ------------         ------------
   Cash flows from operating activities                                        $    939,132         $      4,238
                                                                               ============         ============

                See accompanying notes to financial statements.

                                CARE FIRST, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1996


(1)  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Care First, Inc. was incorporated in the state of Minnesota in 1964. The Company owns and operates a 256-bed licensed nursing facility located in Minneapolis, Minnesota called Nile Health Care Center.

CASH AND CASH EQUIVALENTS - The Company includes as cash equivalents certificates of deposit and all other investments with maturities of three months or less when purchased which are readily convertible into known amounts of cash.

SECURITIES AVAILABLE-FOR-SALE - Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" requires certain securities to be recorded at fair value. Based on the short maturity of investments held at September 30, 1997 and 1996, the carrying amount approximates fair value. Therefore, there are no net unrealized gains or losses on securities classified as available-for-sale.

ACCOUNTS RECEIVABLE - Accounts receivable have been reduced by an allowance for uncollectible accounts of $70,000 and $138,300 at September 30, 1997 and 1996. The Company believes all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made.

RESTRICTED TRUST FUNDS - Restricted trust funds consist principally of guaranteed investment contracts with an insurance company and bear interest of approximately 7.5%. These investments are classified as held-to-maturity as the Company has the intent and ability to hold these securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts (see Note 4).

DEPRECIATION - Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over periods ranging from 5 to 35 years. Maintenance, repairs and minor renewals are expensed when incurred.

AMORTIZATION - Intangible assets consist of financing and start-up costs. The financing costs associated with the issuance of revenue bonds are being amortized over 10 and 19 years, the terms of the bonds, using the straight-line method. The start-up costs associated with a building addition are being amortized over five years using the straight-line method.

INCOME TAXES - The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", under which deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. The Company has incurred cumulative net operating losses and has tax credit carryforwards for both financial reporting and income tax purposes.

                                CARE FIRST, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          SEPTEMBER 30, 1997 AND 1996


DEFERRED REVENUE - During 1996, the Company entered into a sale agreement in contemplation of an exchange of its Cedar Pines facility for land. Cash received in excess of the basis of the facility and costs associated with the acquisition of the land have been deferred until the exchange transaction has been executed.

RESIDENT SERVICES REVENUE - Resident services revenue includes room charges and ancillary services to residents and is recorded at established billing rates net of contractual adjustments resulting from agreements with third-party payors.

Provisions for estimated third-party payor settlements are provided in the period the related services are rendered. Differences between the amounts accrued and subsequent settlements are recorded in revenue in the year of settlement.

STANDARD OF ACCOUNTING AND FINANCIAL REPORTING - The Company follows the accounting guidance in the audit and accounting guide, "Audits of Providers of Health Care Services", which is in conformity with the recommendation of the American Institute of Certified Public Accountants.

RECENTLY ISSUED ACCOUNTING STANDARD - During fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (Statement 121). Statement 121 establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. The adoption of Statement 121 did not have an impact on the Company's financial position or results of operations.

MANAGEMENT'S USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS - Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications had no effect on net income or stockholders' deficit.

                                CARE FIRST, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          SEPTEMBER 30, 1997 AND 1996


(2)  THIRD PARTY REIMBURSEMENT AGREEMENTS

MEDICAID - Nile Health Care Center participates in the medicaid program that is administered by the Minnesota Department of Human Services (DHS). Per diem rates for residents are determined on a cost-related basis subject to certain limitations as prescribed by Rule 50. The facility must submit a cost report for each reporting year ending September 30, from which its per diem rates effective the following July 1 are determined. These rates are subject to retroactive adjustment by field audit.

Minnesota statutes passed in 1995 imposed additional operating cost limitations by controlling the maximum operating cost per diem increase a facility may receive for rate setting. In addition, if a facility is determined to be high cost as defined in Minnesota statutes, the operating cost per diem for rate setting will be reduced.

In 1995, the State of Minnesota, by statute, also authorized the DHS to establish a contractual alternative payment system, called the "Nursing Home Contract Project". The purpose of the Project is to explore a contract-based reimbursement system as an alternative to the current cost-based system for reimbursement. On December 15, 1995 the facility was approved to participate in the "Nursing Home Contract Project" in which medicaid and private pay reimbursement rates from July 1, 1995 were inflated 2.98% for rates effective July 1, 1996 and 2.82% for rates effective July 1, 1997.

By Minnesota statute, nursing facilities may not charge private paying residents in multiple occupancy rooms per diem rates in excess of the approved medicaid rates for similar services.

MEDICARE - By Minnesota statute, nursing facilities that participate in the medicaid program must also participate in the medicare program. This program is administered by the United States Department of Health and Human Services. Annual cost reports must be submitted to the designated intermediary for cost settlement. These reports are subject to retroactive adjustment by audit.

During the years ended September 30, 1997 and 1996, the occupancy percentages and the percentages of residents covered under the medicaid and medicare programs were as follows:



                                                          1997   1996
                                                         ------ ------
Cedar Pines Health Care Facility (based on 75 beds from
 February 15, 1995 to December 5, 1995)
Total occupancy                                              0%  67.2%
Medicaid                                                     0%  88.5%
Medicare                                                     0%   2.6%

Nile Health Care Center (based on 256 beds from
 December 6, 1995 to September 30, 1997
Total occupancy                                           75.5%  76.3%
Medicaid                                                  66.4%  66.4%
Medicare                                                   4.8%   6.3%

                                CARE FIRST, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          SEPTEMBER 30, 1997 AND 1996


(3)  NOTES RECEIVABLE - STOCKHOLDERS

The Company had unsecured notes receivable from its officers that bear interest at 5.4% of $881,500 and $900,042 at September 30, 1997 and 1996. At September 30, 1997 and 1996 an allowance for uncollectible accounts of $881,500 and $892,209 has been recorded against these notes.

Total interest income earned on the notes receivable during the years ended September 30, 1997 and 1996 was $48,148 and $49,120.

(4)  RESTRICTED TRUST FUNDS

BOND FUND - All payments of principal and interest on the bonds are made from funds transferred by the Company to this fund.

DEBT SERVICE RESERVE FUND - The primary purpose of this fund is to provide a reserve for payment of principal and interest on the bonds in the event the bond fund is insufficient to meet debt service requirements.

PROJECT FUND - The proceeds from the issuance of the taxable bonds are on deposit in this fund until certified draw requests are processed for construction costs, including building construction, equipment installation, capitalized interest and other project costs.

RESIDENT TRUST FUNDS - This fund consists of residents' cash held by the Company on behalf of the residents. A corresponding liability has also been recorded.

Restricted trust funds consisted of the following at September 30:


                                           1997            1996
                                       ------------    ------------
Bond fund                              $    540,633    $    537,141
Debt service reserve fund                 1,000,004       1,012,591
Project fund                                 13,669         291,639
Resident trust funds                         47,303          57,049
Interest receivable                          27,626          15,678
                                       ------------    ------------
Total restricted trust funds              1,629,235       1,914,098
Less: current portion                       615,563         609,868
                                       ------------    ------------
 Total restricted trust funds, net     $  1,013,672    $  1,304,230
                                       ============    ============

                                CARE FIRST, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          SEPTEMBER 30, 1997 AND 1996


(5)  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30:


                                          1997             1996
                                       ------------    ------------
Land                                   $     938,744   $     938,744
Land improvements                            123,633          36,064
Buildings and improvements                10,359,784      10,312,074
Equipment and furniture                    1,227,888       1,164,075
                                       -------------   -------------
Total property and equipment              12,650,049      12,450,957
Less: accumulated depreciation             2,590,912       2,219,257
                                       -------------   -------------
  Total property and equipment, net    $  10,059,137   $  10,231,700
                                       =============   =============

The Company's policy is to capitalize interest incurred on debt during the course of the qualifying construction project. As noted in note 2, the Nile Health Care Center was completed in December 1995. Therefore, the amount of capitalized interest during the year ended September 30, 1996 was $153,644 (net of interest income earned on proceeds from tax-exempt bonds in the amount of $16,356).

(6)  LONG-TERM DEBT

Long-term debt consisted of the following at September 30:


                                                                                   1997             1996
                                                                              -------------    -------------
City of Minneapolis, Minnesota Health Care Facilities
Refunding Revenue Bonds Series 1994, due in semi-annual
principal installments in accordance with the issuance
statement, plus interest at rates ranging from 5.0% to
7.75%, secured by all property and accounts receivable,
due June 2012.                                                                $   4,415,000    $   4,550,000
City of Minneapolis, Minnesota Taxable Health Care
Facilities Revenue Bonds Series 1994, due in
semi-annual interest only payments of 12% for fiscal
1998 and annual principal and
interest installments in accordance with the issuance
statement beginning fiscal 1999, secured by all property
and accounts receivable, due December 2004.                                       8,500,000        8,500,000
Capital lease obligation - Wagers Business System,
monthly installments of $445 including interest at
10.50%, maturing May 2000, secured by copier.                                        14,244                0
                                                                              -------------    -------------
Total long-term debt                                                             12,929,244       13,050,000
Less:  current portion                                                              150,340          135,000
                                                                              -------------    -------------
Long-term debt, net                                                           $  12,778,904    $  12,915,000
                                                                              =============    =============

                                CARE FIRST, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          SEPTEMBER 30, 1997 AND 1996


Future maturities of long-term debt are as follows for the years ending September 30:


1998                                      $     150,340
1999                                            295,340
2000                                            348,564
2001                                            375,000
2002                                            400,000
Thereafter                                   11,360,000
                                          -------------
   Total                                  $  12,929,244
                                          =============

The above noted bonds are also secured equally and ratably on parity with each issue. The bonds are subject to certain covenants that have been complied with through September 30, 1997. The covenants consist primarily of reporting requirements, insurance coverage, meeting certain financial ratios and other administrative requirements.

The fair value of the Company's long-term debt is estimated based on quoted market rates and approximates the carrying value. The fair value of the capital lease obligation approximates the carrying amount based on the maturity and security of the related obligation.

(7)  INCOME TAXES

     Certain items are recognized for tax reporting purposes in different periods from those in which they are recognized for financial reporting purposes. Deferred income taxes are provided for the tax effect of these temporary differences.

The provision for income taxes consists of the following for the years ended September 30:


                         1997                     1996
                       ---------              -----------
Current:
  Federal              $       0              $         0
  State                    5,000                    5,000
Deferred                  72,000                  (70,000)
                       ---------              ------------
                       $  77,000              $   (65,000)
                       =========              ============

                                CARE FIRST, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          SEPTEMBER 30, 1997 AND 1996


The tax effects of temporary differences giving rise to the deferred items are as follows for the years ended September 30:


                                                   1997           1996
                                               ------------    ----------
Allowances for uncollectible notes and
accounts receivable                            $    381,000    $  412,000
Operating loss and tax credit carryforwards         633,000       495,000
Other                                               172,000       184,000
Less: excess depreciation                         1,067,000       899,000
                                               ------------    ----------
Subtotal                                            119,000       192,000
Less: valuation allowance                            33,000        34,000
                                               ------------    ----------
  Total                                        $     86,000    $  158,000
                                               ============    ==========

Differences between the effective tax rates and the statutory U.S. federal income tax rate are as follows at September 30:



                                                   1997           1996
                                               ------------    ----------
Statutory U.S. federal income tax rate                 34 %         (34)%
State taxes net of federal benefit                      6 %          (6)%
Graduated federal tax rates                            (3)%          (0)%
Nondeductible expenses and other                        1 %          (3)%
                                               ------------    ----------
  Total                                                38 %         (43)%
                                               ============    ==========




As of September 30, 1997, the Company had federal and state net operating loss carryforwards of approximately $1.3 million and $1.4 million, which, if not used, will begin to expire in 2006. The Company also has federal tax credits of approximately $107,000 available to offset future income taxes which expire through 2001.

(8)  STOCK PURCHASE AGREEMENT

The Company has an agreement with its stockholders to purchase their stock in the event of their death or retirement. The agreement provides that the Company has the right of first refusal to redeem such stockholders' shares at a purchase price based on the fair market value as determined by an appraisal.

(9)  RETIREMENT SAVINGS PLAN

The Company has established a qualified 401(k) profit sharing plan which allows eligible employees to defer a portion of their salary. Profit sharing contributions by the Company are completely discretionary. The Company made no contributions to the plan for the years ended September 30, 1997 and 1996.

(10)  COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT RISK - The Company maintains its cash balances with high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

                                CARE FIRST, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          SEPTEMBER 30, 1997 AND 1996


EMPLOYMENT AGREEMENTS - The Company has an employment agreement with one of its stockholders effective through September 2004. The agreement provides compensation only for services rendered. There are no severance provisions; however, payments will be made in the case of disability.

DEFERRED COMPENSATION - The Company entered into a deferred compensation agreement with a stockholder effective October 1, 1993. Under the terms of the agreement, the Company has an unfunded obligation to pay an annual life annuity of $67,500 beginning October 2004. The annual annuity will be reduce to $30,000 when the Company's note receivable from this stockholder has been collected in full. The present value of the anticipated payments will be expensed over the expected service life of the stockholder. The estimated present value of the future payments at September 30, 1997 and 1996 is $86,059 and $78,235, which has been recorded as a liability.

GOVERNMENT REGULATIONS:

MEDICAID - The DHS reserves the right to perform field audit examinations of the records of the Company. The reporting period from October 1, 1992 to September 30, 1997 remains open to examination. Any adjustments resulting from such an examination could retroactively adjust medicaid revenue.

MEDICARE - The medicare intermediary has the authority to audit the Company's records any time within a three year period after the date the Company receives a final notice of program reimbursement for each cost reporting period. The medicare cost reports for the years ended September 30, 1995, 1996 and 1997 have not been audited by the medicare intermediary. Any adjustments resulting from the audit process could retroactively adjust medicare revenue.

During 1996, the medicare intermediary conducted an audit and proposed therapy adjustments to the medicare cost report filed for the year ended September 30, 1994. The Company has taken exception with the proposed adjustments relating to contracted therapy services. The ultimate resolution of the proposed adjustments is uncertain. The amount the Company has paid to the medicare program as a result of these adjustments is $100,028. The therapist has agreed to indemnify the Company for the medicare disallowances. Therefore, the Company expects full recovery from the therapist and a receivable for the amount of the disallowance has been recorded.

COLLECTIVE BARGAINING AGREEMENT - During fiscal 1997, the Company's employees voted to be covered under a collective bargaining agreement. Negotiations are still continuing between the Company and the employees. A contract has not been approved and the effect on the Company is not known.

                                CARE FIRST, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          SEPTEMBER 30, 1997 AND 1996


(11)  SUPPLEMENTARY CASH FLOWS INFORMATION

During the year ended September 30, 1997, the Company purchased equipment under a capital lease agreement for $16,024. In addition, during the year ended September 30, 1996, there were transfers from the project fund for property and equipment acquisitions. The transfers were in the form of payments for construction in progress of $1,497,286, financing costs of $376 and a decrease in construction costs payable of $97,689.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None.

                                    PART III


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         The present executive officers and directors, their ages and their positions with the Corporation are as follows:


         Name                      Age          Positions with Corporation
         ----                      ---          --------------------------
         Merle V. Nugent            78          Director, Vice President/Secretary

         Jack E. Nugent             50          Director, President/Treasurer


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

         Jill Kieser, age 35, is the Director of Nursing for the Expanded Facility,and has held that position since May 1996. Previously, she hasv been employed by the Corporation as an audit consultant on RAI and worked full-time as a clinical coordinator since January 1996. Ms. Kieser has been a registered nurse for nearly twelve years.

         Tamara Austin, age 30, has been Finance Director of the Corporation since May 1996. As Finance Director, she develops and supervises the financial reporting and annual budgeting process of the Corporation. Prior to employment with the Corporation, Ms. Austin was employed as a certified public accountant at the accounting firm of Larson, Allen, Weishair & Co., in its long term health care department.

ITEM 10.  EXECUTIVE COMPENSATION
          Summary of Compensation. Set forth in the following table is information with respect to the compensation of the directors and three highest paid officers of the Corporation for the last three fiscal years of the
Corporation:

                                          Summary Compensation Table
                                          --------------------------
                                                   Fiscal
Name and Principal Positions                       Year             Annual Compensation
----------------------------                       ----             -------------------
Jack E. Nugent-Director/President/Treasurer        1997                       $186,141
                                                   1996                        199,952
                                                   1995                        204,518

Merle V. Nugent - Director/Vice President/         1997                       $ 75,880
                          Secretary                1996                         75,880
                                                   1995                         76,052

Nancy Nugent - Assistant Treasurer/Admission       1997                       $ 41,520
                          Coordinator              1996                         41,600
                                                   1995                         41,696


         Pursuant to an Employment Agreement dated as of September 1, 1994, the Corporation has agreed to pay Merle V. Nugent $75,000 per year until September 30, 2004. Such amount shall be adjusted each year in relation to the Consumer Price Index and will be reduced by $30,000 per year upon retirement of Ms. Nugent's outstanding debt owing to the Corporation. The Corporation may terminate such Agreement if Ms. Nugent becomes disabled or is convicted of a gross misdemeanor or felony or commits fraud or dishonesty in connection with her employment. Pursuant to an Agreement for Deferred Compensation (a non-funded, non-qualified retirement plan for Merle Nugent), as amended and restated as of September 1, 1994, upon termination of her employment (unless for cause), the Corporation has agreed to pay after November 1, 2004 (or earlier if Ms. Nugent becomes disabled), Merle V. Nugent deferred compensation of $67,500 per year for the remainder of her life. Such amount will be reduced by $30,000 per year upon retirement of Ms. Nugent's outstanding debt owing to the Corporation. The present value of the anticipated payments will be expensed over the expected service life of Ms. Nugent. The estimated present value of the future payments at September 30, 1997 and 1996 is $86,059 and $78,235, which has been incurred and expensed by the Corporation and is recorded as a liability.

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

         401(k) Plan. Effective October 1, 1995, under the Care First Inc. Employee 401(k) Plan and Profit Sharing Plan, each employee of Care First Inc. who either was employed October 1, 1995 or subsequently has completed one year of service with the Corporation, and has attained age 21 may become a participant in the 401(k) Plan on the January 1, April 1, July 1 or October 1 next occurring after employee has met the requirements for participation. Employees who have elected union representation are also eligible to participate in this Corporate plan. Participants may elect to contribute a portion of their compensation to the 401(k) plan on a pre-tax basis. Care First Inc. may match participants' contributions to the Plan. Care First Inc. currently does not match contributions to the Plan. The Corporation reconsiders the amount of its matching contribution each year. Neither the employee's or Care First Inc.'s matching contribution is subject to federal income tax in the year contributed. An employee's contributions are fully vested when made. Matching contributions vest at the rate of 20% for each year of service by the employee. Participants direct the investment of contributions allocated to their Plan accounts in funds selected by the Trustees of the Plan.



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

                                  Number of Shares                  Percent of
         Name                     Beneficially Owned                Outstanding Shares
         ----                     ------------------                ------------------
                                  Class A          Class B          Class A          Class B  Total
                                  -------          -------          -------          -------  -----
Merle V. Nugent                    260             1,158            52.0%            11.6%    13.5%
Patricia  Wolff                     61             1,220            12.2%            12.2%    12.2%
Jack E. Nugent                      61             4,794            12.2%            47.9%    46.2%
Nancy Nugent                        57             1,608            11.4%            16.1%    15.9%
Fred E. Nugent, II                  61             1,220            12.2%            12.2%    12.2%
                                  ----            ------            -----            -----    -----
               TOTAL               500            10,000             100%             100%     100%
All Officers and Directors
         As a Group                321             5,952            64.2%            59.5%    59.7%

-----------

(1) Merle V. Nugent and Jack E. Nugent are the sole directors and principal officers of the Corporations. Merle V. Nugent, Jack E. Nugent and Nancy Nugent are employees of the Corporation. For a further description of the positions with the Corporation held by the above-named individuals see Item 9.

(2) The address of each stockholder is: c/o Care First Inc. , 3720 23rd Avenue South, Minneapolis, Minnesota 55407, other than Patricia Wolff and Fred E. Nugent, II, whose addresses are, respectively, 410 E. 9th Street, #1, New York, New York, 10009 and 4912 Amalfi Way, Oxnard, California 93035.

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

         Under a 1983 Stock Purchase Agreement between the Corporation and all its stockholders, amended in 1994, (i) all outstanding shares become subject to purchase options in favor of the Corporation for thirty days, when offered for sale, and for ten days thereafter in favor of all other shareholders, exercisable at the lower of the price offered by a non-shareholder or appraised fair market value, and (ii) the Corporation must redeem all shares of a deceased shareholder at appraised fair market value unless such redemption is prohibited by law or by any agreement binding on the Corporation. The Loan Agreement prohibits the Corporation from redeeming its own shares except under certain circumstances.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         Over a period of years through 1991, the Corporation made significant loans to Jack E. Nugent, Merle V. Nugent and Nancy Nugent for various personal uses. As of September 30, 1997, the outstanding balances on such loans equaled $587,308, $220,783, and $73,409, respectively. Repayment of such balances is being made pursuant to separate promissory notes from the above individuals (each a "Shareholder Note"). Each Shareholder Note bears interest at the annual rate of 5.4%. The Shareholder Notes from Jack Nugent, Merle Nugent and Nancy Nugent require monthly payments of principal and interest equal to $3,330.12, $1,671.57 and $555.78, respectively, until March 15, 2001, at which time the entire balances thereon will be due, unless the Notes are renewed. All (as of September 30, 1997) of the outstanding balances on such Notes have been reserved against on the financial statements of the Corporation. The Loan Agreement restricts the ability of the Corporation to make further loans to the shareholders.


ITEM 13:  EXHIBITS AND REPORTS ON FORM 8K

         (a).    Exhibits
                          3.1    Articles of Incorporation (1)

                          3.2    By-Laws (1)

                         10.1    Bond Purchase Agreement (2)

                         10.2    Agreement Between Underwriters (2)

                         10.3    Guaranty Agreement (2)

                         10.4    Assignment of Combination Mortgage, Security Agreement and Fixture Financing Statement and
                                 Assignment of Leases and Rents $8,500,000 City of Minneapolis, Minnesota . . . Bonds (2)
                         10.5    Intercreditor and Parity Agreement (2)

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



                                        Care First Inc.


Dated:  January 8, 1998                 By   Jack E. Nugent
                                             -----------------------------
                                             Jack E. Nugent,
                                             President and Administrator


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         Signature                                   Title
         ---------                                   -----

        Jack E. Nugent                    President, Administrator and Director
 ------------------------------------     January 8, 1998
        Jack E. Nugent




        Merle V. Nugent                   Secretary and Director
 ------------------------------------     January 8, 1998
        Merle V. Nugent


        Tamara J. Austin                  Director of Finance
 ------------------------------------     January 8, 1998
        Tamara J. Austin