Form 10QSB
period 1997-12-31
CARE FIRST INC
filed 1998-02-11
CIK 931414

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 1997

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                        Commission file number 33-84692C
                                               ---------

                                 CARE FIRST INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)


    Minnesota                                                          41-0877001
--------------------------------------------                       ------------------------------------
(State or other jurisdiction of incorporation                      (I.R.S. Employer Identification No.)
         or organization)


     3720 23rd Ave So
     Minneapolis, MN                                         55407
----------------------------------------    -----------------------------------
(Address of principal executive offices)                  (Zip Code)

                                (612) 724-5495
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO
                                      ---    ---
At  December 31, 1997,  10,500 shares of Common Stock were outstanding.

                       ----------------------------------

         This Form 10-Q consists of 11 pages. Exhibits begin on page 11.

                               CARE FIRST INC.

                                 FORM 10-QSB

                       QUARTER ENDED DECEMBER 31, 1997


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


                               CARE FIRST INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended September 30, 1997.

NOTE B - COMMON  STOCK
     Authorized and outstanding common stock shares are as follows at December 31, 1997:

                                            Class A           Class B           Unclassified     Total
                                            ----------------------------------------------------------
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
         Voting Rights                      Yes               No                No               N/A

NOTE C - OPERATIONS
         The Corporation  owns and operates the following:


         Description          Address                   Operation
         --------------------------------------------------------
         Nile Health Care     3720 23rd Ave South       256-Bed Nursing
         Center               Minneapolis  MN           Care Facility

         Springs of Water     3720  23rd Ave South      (1) Home Health Services
         Home Care            Minneapolis  MN


(1) Care First Home Health Services, a home health agency and division of the Corporation, legally changed its name to Springs of Water Home Care in May, 1997, when it commenced operations to provide home health services to elderly persons in the surrounding community. Springs of Water Home Care is Medicare-certified and licensed by the State of Minnesota.

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

                                 CARE FIRST INC.
                            CONDENSED BALANCE SHEETS


                                                                                         DECEMBER 31,             SEPTEMBER 30,
                                                                                             1997                      1997
                                                                                         (UNAUDITED)


                ASSETS

      CURRENT ASSETS:
      Cash and Cash Equivalents                                                           $     214,283            $     501,765
      Securities Available-for-sale                                                           1,095,500                  858,806
      Accounts Receivable, net                                                                  767,758                  800,577
      Restricted Trust Funds                                                                    212,049                  615,563
      Note Receivable - Stockholders, net                                                             0                        0
      Prepaid Expenses                                                                                -                   15,409
      Deferred Tax Asset                                                                         17,000                   17,000
                                                                                          -------------            -------------
                Total Current Assets                                                        $ 2,306,590            $   2,809,120

      RESTRICTED FUNDS, NET OF CURRENT PORTION                                                1,027,218                1,013,672

      PROPERTY AND EQUIPMENT, NET                                                             9,977,197               10,059,137

      INTANGIBLE ASSETS, NET                                                                    930,684                  957,247

      DEFERRED TAX ASSET                                                                         69,000                   69,000
                                                                                          -------------             ------------
                                                                                          $  14,310,689             $ 14,908,176
                                                                                          =============             ============


                LIABILITIES AND STOCKHOLDERS' DEFICIT


      CURRENT LIABILITIES:
      Current Portion of Long-Term Debt                                                   $     155,340             $    150,340
      Accounts Payable                                                                          270,364                  322,808
      Accrued Payroll, Vacation and Payroll Taxes                                               345,612                  388,845
      Accrued Interest                                                                          111,987                  449,554
      Accrued Real Estate Taxes                                                                 484,516                  659,040
      Accrued Expense                                                                            21,497                   12,272
      Resident Trust Funds Payable                                                               54,638                   47,303
                                                                                          -------------             ------------
                Total Current Liabilities                                                 $   1,443,954             $  2,030,162

      LONG-TERM DEBT, NET OF CURRENT PORTION                                                 12,702,568               12,778,904
      DEFERRED COMPENSATION                                                                      88,210                   86,059
      DEFERRED REVENUE                                                                          148,527                  148,527

                                                                                           ------------             ------------
                Total Liabilities                                                         $  14,383,259             $ 15,043,652
                                                                                          -------------             ------------

      STOCKHOLDERS' DEFICIT:
      Class A Voting Common Stock, $.01 par value, 500
        shares authorized, issued and outstanding                                         $           5             $          5
      Class B Non-voting Common Stock, $.01 par value,
        10,000 shares authorized, issued and outstanding                                            100                      100
      Additional Paid-in Capital                                                                 17,660                   17,660
      Accumulated Deficit                                                                       (90,335)                (153,241)
                                                                                          -------------             ------------
                Total Stockholders' Deficit                                               $     (72,570)            $   (135,476)
                                                                                          -------------             ------------
                                                                                          $  14,310,689             $ 14,908,176
                                                                                          =============             ============

                                 CARE FIRST INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED (DEFICIT)



                                                                                            For the Three Months Ended
                                                                                                    December 31
                                                                                   -----------------------------------------

                                                                                         1997                      1996
                                                                                     (Unaudited)               (Unaudited)

                REVENUES
Resident Services                                                                     $ 2,368,365              $ 2,533,911
Home Health Services                                                                            0                        0
                                                                                      -----------              -----------
          Total Revenue                                                               $ 2,368,365              $ 2,533,911
                                                                                      -----------              -----------



OPERATING EXPENSES
Resident Services                                                                     $ 1,842,899              $ 2,225,859
Home Health Services                                                                       20,940                        0
                                                                                      -----------              -----------
          Total Operating Expenses                                                    $ 1,863,839              $ 2,225,859
                                                                                      -----------              -----------

INCOME  FROM OPERATIONS BEFORE
  DEPRECIATION, AMORTIZATION AND INTEREST                                             $   504,526              $   308,052

DEPRECIATION AND AMORTIZATION                                                             122,597                   98,412

INTEREST                                                                                  319,263                  339,597
                                                                                      -----------              -----------
INCOME (LOSS) FROM OPERATIONS                                                         $    62,666              $  (129,957)

OTHER INCOME                                                                               42,177                   30,390
                                                                                      -----------              -----------
INCOME (LOSS) BEFORE INCOME TAXES                                                     $   104,843              $   (99,567)

PROVISION FOR INCOME TAXES                                                                 41,937                  (39,827)
                                                                                      -----------              -----------
NET INCOME (LOSS)                                                                     $    62,906              $   (59,740)

Retained Deficit - Beginning                                                             (153,241)                (280,038)
                                                                                      ===========              ===========
RETAINED DEFICIT - ENDING                                                             $   (90,335)             $  (339,778)
                                                                                      ===========              ===========

                                 CARE FIRST INC.
                            STATEMENTS OF CASH FLOWS


                                                                                              For the Three Months Ended
                                                                                                      December 31
                                                                                       ------------------------------------------
                                                                                             1997                      1996
                                                                                         (Unaudited)               (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
        Cash Received from Resident Services                                                $ 2,401,184              $ 2,688,791
        Cash Paid to Suppliers and Employees                                                 (2,099,920)              (2,727,236)
        Interest Paid                                                                          (656,830)                (339,597)
        Interest Received                                                                        23,394                   13,729
        Miscellaneous Cash Received                                                              18,783                   16,661
        Income Taxes Paid                                                                       (41,937)                       0
                                                                                            -----------              -----------
                Cash Flows from Operating Activities                                        $  (355,326)             $  (347,652)
                                                                                            -----------              -----------


CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of Property and Equipment                                                 $   (40,657)             $   (10,272)
        Purchases of Investments                                                               (236,694)                (103,767)
        Principal Payments Received on Notes Receivable - Stockholders                                0                    4,542
        Deposits to Restricted Debt Trust Funds                                                (368,526)                (440,060)
        Disbursements from Restricted Debt Trust Funds                                          764,489                  957,806
        Increase in Accrued Interest Receivable                                                  20,568                        0
                                                                                            -----------              -----------
                Cash Flows from Investing Activities                                        $   139,180              $   408,249
                                                                                            -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Principal Payments on Long-Term Debt                                                $   (71,336)             $   (65,000)
                                                                                            -----------              -----------

                Cash Flows from Financing Activities                                        $   (71,336)             $   (65,000)
                                                                                            -----------              ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            $  (287,482)             $    (4,403)

CASH AND CASH EQUIVALENTS, BEGINNING                                                            501,765                  505,128

                                                                                            -----------              -----------
CASH AND CASH EQUIVALENTS, ENDING                                                           $   214,283              $   500,725
                                                                                            ===========              ===========

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH FLOWS
 FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                                         $    62,906              $   (59,740)
  Depreciation and Amortization                                                                 122,597                   98,412
  Changes in Operating Assets and Liabilities:
    Accounts Receivable, net                                                                     32,819                  154,880
    Other Current Assets                                                                         15,409                   49,349
    Accounts Payable                                                                            (52,444)                (221,953)
    Accrued Expenses                                                                           (536,613)                (368,600)
                                                                                            -----------              -----------
      Cash Flows from Operating Activities                                                  $  (355,326)             $  (347,652)
                                                                                            ===========              ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Following is the analysis of the results of operations and financial condition of the Corporation as of December 31, 1997 and September 30, 1997 and for the three months ended December 31, 1997 and 1996.


DEPENDENCE ON MINNESOTA MEDICAID PROGRAM

Substantially all revenues of the Corporation are derived from daily resident rates established by the Department of Human Services (DHS) for its nursing facility pursuant to the Rate-setting System. Changes in the Rate-setting System are anticipated but the effects of such changes on the Corporation cannot be predicted. For instance, in 1995, the State of Minnesota, by statute, authorized the DHS to establish a contractual alternative payment system, called the "Nursing Home Contract Project". (See Other Information)

Comparison of the three months ended December 31, 1997 to the three months ended December 31, 1996.

For the unaudited three months ended December 31, 1997, the Corporation's net income was $62,906 in comparison with a net loss of $59,740 for the same period in 1996, or an increase of $122,646. The income can be attributed to a concerted effort in reducing staff hours while still meeting regulation requirements, and also a reduction in both workers' compensation premiums and property taxes.

Resident services revenue decreased by $165,546 or 6.5%, from $2,533,911 for the three months ended December 31, 1996, to $2,368,365 for the three months ended December 31, 1997. The decrease in revenue is due to a census decrease in 1997. At December 31, 1997, total occupancy was 72.1%, compared to 85.5% at December 31, 1996. Management is continually developing more extensive marketing strategies in an effort to fill the beds.

Operating expenses, which include salaries and benefits, supplies, utilities, food, purchased services, and general and administrative expenses, decreased $362,020 or 16.3% from $2,225,859 for the three months ended December 31, 1996 to $1,863,839 for the three months ended December 31, 1997. The net decrease is a blend of a census reduction of 13.4% from the prior year, a reduction in staff hours, and reduced workers' compensation premiums and property taxes.

Depreciation, amortization and interest expense, increased $3,851 or .9% from $438,009 for the three months ended December 31, 1996 to $441,860 for the three months ended December 31, 1997.

The Corporation's estimated income taxes recoverable for the three months ended December 31, 1996 was $39,827 based on a pretax loss of $99,567 and for the three months ended December 31, 1997, estimated income taxes payable were $41,937, based on pretax income of $104,843, based on an effective income tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES


The Corporation does not maintain any line of credit or other external sources of liquidity.

At December 31, 1997, the Corporation had $214,283 in cash and cash equivalents, and working capital of $862,636 based upon current assets of $2,306,590 and current liabilities of $1,443,954 and at September 30, 1997, the Corporation had $501,765 in cash, and working capital of $778,958 based upon current assets of $2,809,120 and current liabilities of $2,030,162. During the three months ended December 31, 1997, cash decreased $287,482. Net cash used by operating activities was $354,623 for the three months ended December 31, 1997, principally as a result of cash used to pay interest payments and real estate taxes.

Accounts payable has decreased $52,444 from September 30, 1997 to December 31, 1997. As of December 31, 1997, total outstanding debt of the Corporation equaled $12,857,908 consisting of the Series 1994 Taxable Health Care Facilities Revenue Bonds and the Series 1994 Health Care Facility Refunding Revenue Bonds, both of which are secured equally and ratably on parity by a mortgage lien on, security interest in and an assignment of leases and rents of the Addition, and a three year capital lease for a copy machine.

Unamortized financing costs consist of financing costs associated with the issuance of the City of Minneapolis, Minnesota Taxable Health Care Facilities Revenue Bonds and the City of Minneapolis, Minnesota Health Care Facilities Refunding Revenue Bonds.

Restricted funds decreased a net $389,265 from $1,629,235 at September 30, 1997 to $1,239,970 at December 31, 1997 as a result of payments of bond principal and interest of $372,691 net with interest earnings and deposits to the Bond Funds. The net proceeds of the 1994 Taxable Health Care Facilities Bonds are being held by the trustee in accounts whose use is limited until they are expended for their designated purposes.

The Corporation has not entered into any material agreements or commitments with respect to acquisitions or development.

On June 19, 1997, the Local 113 Union was voted in to represent the non-professional staff of Nile Health Care Center. As of December 31, 1997, negotiations are in progress but no contract has been signed.

The Corporation believes that cash flows from its existing operations, together with existing capital resources, will be sufficient to make the indebtedness repayments, to purchase capital additions and improvements, and to meet other working capital needs for the next twelve months.


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

                  None

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

Item 5.           OTHER INFORMATION

                  None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibit 27 - Financial Data Schedule

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            CARE FIRST INC.


Dated:  February 10, 1998           By  Jack E. Nugent
                                        -------------------------------------
                                        Jack E. Nugent, President



Dated:  February 10, 1998           By  Tamara J. Austin
                                        -------------------------------------
                                        Tamara J. Austin, Director of Finance