Form 10QSB
period 1998-03-31
CARE FIRST INC
filed 1998-05-12
CIK 931414

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from       to
                                                  -----   -----

                        Commission file number 33-84692C

                                 CARE FIRST INC.
             (Exact name of registrant as specified in its charter)

           Minnesota                                          41-0877001
----------------------------------               -------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
         or organization)                         No.)

        3720 23rd Ave So
        Minneapolis, MN                                        55407
-----------------------------------------        -------------------------------
 (Address of principal executive offices)                    (Zip Code)

                                 (612) 724-5495
                    ----------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO
                                      ---   ---
At March 31, 1998, 10,500 shares of Common Stock were outstanding.

                       -----------------------------------

         This Form 10-Q consists of 11 pages. Exhibits begin on page 11.

                                 CARE FIRST INC.

                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 1998

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

      Item 4.        Submission of Matters to a Vote of  Security Holders . 9

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


March 31, 1998

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

NOTE B - COMMON STOCK
         Authorized and outstanding common stock shares are as follows at March 31, 1998:

                                            Class A           Class B           Unclassified     Total
                                            -----------------------------------------------------------
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
         Voting Rights                        Yes              No                  No               N/A

NOTE C - OPERATIONS
         The Corporation owns and operates the following:

         Description                Address                            Operation
         -----------------------------------------------------------------------
         Nile Health Care           3720 23rd Ave South                256-Bed Nursing
         Center                     Minneapolis  MN                    Care Facility

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

NOTE D - SERIES 1994 BONDS

In December 1994, the City of Minneapolis issued $4,725,000 of Health Care Facilities Refunding Revenue Bonds and $8,500,000 of Taxable Health Care Facilities Revenue Bonds to refund the Series 1983 Tax Exempt Bonds and to finance construction and equipping of a 131-bed Addition to the Corporation's 125-bed Existing Facility. The proceeds from the Taxable Health Care Facilities Revenue Bonds remain in Trustee Held Funds until certified draw requests are processed for construction costs, including building construction, equipment installation, capitalized interest and other Project costs. As of March 31, 1998, $14,122 remains held in the Trustee Held Funds.

                                 CARE FIRST INC.
                            CONDENSED BALANCE SHEETS


                                                            MARCH 31,        SEPTEMBER 30,
                                                             1998               1997
                                                          (UNAUDITED)

               ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents                               $    224,193       $    501,765
Securities Available-for-sale                              1,035,622            858,806
Accounts Receivable, net                                   1,040,889            800,577
Restricted Trust Funds                                       604,654            615,563
Prepaid Expenses                                              20,046             15,409
Deferred Tax Asset                                            17,000             17,000
                                                        ------------       ------------
         Total Current Assets                           $  2,942,404       $  2,809,120

RESTRICTED FUNDS, NET OF CURRENT PORTION                   1,027,558          1,013,672

PROPERTY AND EQUIPMENT, NET                                9,931,498         10,059,137

INTANGIBLE ASSETS, NET                                       904,122            957,247

DEFERRED TAX ASSET                                            69,000             69,000
                                                        ------------       ------------
                                                        $ 14,874,582       $ 14,908,176
                                                        ============       ============






         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current Portion of Long-Term Debt                       $    155,340       $    150,340
Accounts Payable                                             343,222            322,808
Accrued Payroll, Vacation and Payroll Taxes                  395,205            388,845
Accrued Interest                                             448,059            449,554
Accrued Real Estate Taxes                                    534,298            659,040
Accrued Expense                                               62,726             12,272
Resident Trust Funds Payable                                  51,992             47,303
                                                        ------------       ------------
         Total Current Liabilities                      $  1,990,842       $  2,030,162

LONG-TERM DEBT, NET OF CURRENT PORTION                    12,701,233         12,778,904
DEFERRED COMPENSATION                                         90,360             86,059
DEFERRED REVENUE                                             148,527            148,527

                                                        ------------       ------------
         Total Liabilities                              $ 14,930,962       $ 15,043,652
                                                        ------------       ------------

STOCKHOLDERS' DEFICIT:
Class A Voting Common Stock, $.01 par value, 500
  shares authorized, issued and outstanding             $          5       $          5
Class B Non-voting Common Stock, $.01 par value,
  10,000 shares authorized, issued and outstanding               100                100
Additional Paid-in Capital                                    17,660             17,660
Accumulated Deficit                                          (74,145)          (153,241)
                                                        ------------       ------------
         Total Stockholders' Deficit                    $    (56,380)      $   (135,476)
                                                        ------------       ------------
                                                        $ 14,874,582       $ 14,908,176
                                                        ============       ============

                                 CARE FIRST INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED (DEFICIT)



                                                   For the Three Months Ended         For the Six Months Ended
                                                           March 31                             March 31
                                               ------------------------------      -------------------------------

                                                  1998               1997             1998              1997
                                               (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)

               REVENUES
Resident Services                              $ 2,503,766       $ 2,691,726       $ 4,872,131       $ 5,225,637
Home Health Services                                     -                 -                 -                 -
                                               -----------       -----------       -----------       -----------
         Total Revenue                         $ 2,503,766       $ 2,691,726       $ 4,872,131       $ 5,225,637
                                               -----------       -----------       -----------       -----------



OPERATING EXPENSES
Resident Services                              $ 2,080,357       $ 2,076,425       $ 3,923,256       $ 4,302,284
Home Health Services                                (1,322)                -            19,618                 -
                                               -----------       -----------       -----------       -----------
         Total Operating Expenses              $ 2,079,035       $ 2,076,425       $ 3,942,874       $ 4,302,284
                                               -----------       -----------       -----------       -----------

INCOME  FROM OPERATIONS BEFORE
  DEPRECIATION, AMORTIZATION AND INTEREST      $   424,731       $   615,301       $   929,257       $   923,353

DEPRECIATION AND AMORTIZATION                      122,897            98,410           245,494           196,822

INTEREST                                           318,729           337,381           637,992           676,978

                                               -----------       -----------       -----------       -----------
INCOME (LOSS) FROM OPERATIONS                  $   (16,895)      $   179,510       $    45,771       $    49,553

OTHER INCOME                                        43,878            34,329            86,055            64,719

                                               -----------       -----------       -----------       -----------
INCOME (LOSS) BEFORE INCOME TAXES              $    26,983       $   213,839       $   131,826       $   114,272

PROVISION FOR INCOME TAXES                          10,793            85,536            52,730            45,709

                                               -----------       -----------       -----------       -----------
NET INCOME (LOSS)                              $    16,190       $   128,303       $    79,096       $    68,563

Retained Deficit - Beginning                       (90,335)         (339,778)         (153,241)         (280,038)
                                               ===========       ===========       ===========       ===========
RETAINED DEFICIT - ENDING                      $   (74,145)      $  (211,475)      $   (74,145)      $  (211,475)
                                               ===========       ===========       ===========       ===========

                                 CARE FIRST INC.
                            STATEMENTS OF CASH FLOWS



                                                                                For the Six Months Ended
                                                                                         March 31
                                                                            ------------------------------
                                                                                1998               1997
                                                                             (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
        Cash Received from Resident Services                                $ 4,631,819       $ 5,541,621
        Cash Paid to Suppliers and Employees                                 (3,995,686)       (4,414,647)
        Interest Paid                                                          (639,487)         (676,978)
        Interest Received                                                        47,848            64,719
        Miscellaneous Cash Received                                              38,208                 -
        Income Taxes Paid                                                       (52,730)          (40,709)
                                                                            -----------       -----------

                Cash Flows from Operating Activities                        $    29,970       $   474,006
                                                                            -----------       -----------


CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of Property and Equipment                                 $   (64,730)      $   (62,332)
        Purchases of Investments                                               (679,064)         (338,000)
        Redemptions of Investments                                              502,248                 -
        Principal Payments Received on Notes Receivable - Stockholders            9,652             9,146
        Deposits to Restricted Debt Trust Funds                                (744,590)         (829,083)
        Disbursements from Restricted Debt Trust Funds                          715,419         1,080,782
        Increase in Accrued Interest Receivable                                  26,193                 -
                                                                            -----------       -----------

                Cash Flows from Investing Activities                        $  (234,872)      $  (139,487)
                                                                            -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Principal Payments on Long-Term Debt                                $   (72,671)      $   (65,000)
                                                                            -----------       -----------

                Cash Flows from Financing Activities                        $   (72,671)      $   (65,000)
                                                                            -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            $  (277,572)      $   269,519

CASH AND CASH EQUIVALENTS, BEGINNING                                            501,765           505,128

                                                                            -----------       -----------
CASH AND CASH EQUIVALENTS, ENDING                                           $   224,193       $   774,647
                                                                            ===========       ===========

RECONCILIATION OF NET INCOME TO NET CASH FLOWS
 FROM OPERATING ACTIVITIES
  Net Income                                                                $    79,096       $    68,563
  Depreciation and Amortization                                                 245,494           196,822
  Changes in Operating Assets and Liabilities:
    Accounts Receivable, net                                                   (240,312)          315,984
    Other Current Assets                                                        (14,288)          153,400
    Accounts Payable                                                             20,414          (293,867)
    Accrued Expenses                                                            (60,433)           33,104
                                                                            -----------       -----------
      Cash Flows from Operating Activities                                  $    29,970       $   474,006
                                                                            ===========       ===========



SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES

Transfers from Trustee Held Funds for Property and Equipment
     Acquisition and Financing Costs                                        $         -       $   193,117

Payment of Bond Principal and Interest                                          744,333           743,301
                                                                            -----------       -----------
      Total                                                                 $   744,333       $   936,418
                                                                            ===========       ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Following is the analysis of the results of operations and financial condition of the Corporation as of March 31, 1998 and September 30, 1997 and for the three months ended March 31, 1998 and 1997 and the six months ended March 31, 1998 and 1997.

DEPENDENCE ON MINNESOTA MEDICAID PROGRAM

Substantially all revenues of the Corporation are derived from daily resident rates established by the Department of Human Services (DHS) for its nursing facility pursuant to the Rate-setting System. Changes in the Rate-setting System are anticipated but the effects of such changes on the Corporation cannot be predicted. For instance, in 1995, the State of Minnesota, by statute, authorized the DHS to establish a contractual alternative payment system, called the "Nursing Home Contract Project". (See Other Information)

Comparison of the three months ended March 31, 1998 to the three months ended March 31, 1997 and the six months ended March 31, 1998 to the six months ended March 31, 1997.

For the unaudited second quarter of 1998, the three months ended March 31, 1998, the Corporation's net income was $16,190 in comparison with net income of $128,303 for the same period in 1997, and for the six months ended March 31, 1998, the net income was $79,096 in comparison with a net income of $68,563 for the same period in 1997, or an increase of $10,533. The net income can be attributed to a reduction in both workers' compensation premiums and property taxes for the six months of 1998. The decrease in net income for the three months ended March 31, 1998, is due to census decrease.

Resident services revenue decreased by $187,960 or 7%, from $2,691,726 for the three months ended March 31, 1997, to $2,503,766 for the three months ended March 31, 1998, and decreased $353,506 or 6.8%, from $5,225,637 for the six months ended March 31, 1997, to $4,872,131 for the six months ended March 31, 1998. The decrease in revenue is due to a census decrease in 1998. For the six months ended March 31, 1998, total occupancy averaged 73.1%, compared to 78.8% for the six months ended March 31, 1997. Management is continually developing more extensive marketing strategies in an effort to fill the beds.

Operating expenses, which include salaries and benefits, supplies, utilities, food, purchased services, and general and administrative expenses, increased $2,610 or .1% from $2,076,425 for the three months ended March 31, 1997 to $2,079,035 for the three months ended March 31, 1998, and decreased $359,410 or 8.4% from $4,302,284 for the six months ended March 31, 1997 to $3,942,874 for the six months ended March 31, 1998. The net decrease for the six months is a blend of a census reduction of 5.7% from the prior year, and reduced workers' compensation premiums and property taxes.

Depreciation, amortization and interest expense increased $5,835 or 1% from $435,791 for the three months ended March 31, 1997 to $441,626 for the three months ended March 31, 1998, and increased $9,686 or 1.1% from $873,800 for the six months ended March 31, 1997 to $883,486 for the six months ended March 31, 1998. The increase is from additional fixed asset depreciation.

The Corporation's estimated income taxes payable for the three months ended March 31, 1997 were $85,536 based on pretax income of $213,839 and for the three months ended March 31, 1998, estimated income taxes payable were $10,793 based on pretax income of $26,983. For the six months ended March 31, 1997 were $45,709 based on pretax income of $68,563 and for the six months ended March 31, 1998, estimated income taxes payable were $52,730, based on pretax income of $79,096, based on an effective income tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation does not maintain any line of credit or other external sources of liquidity.

At March 31, 1998, the Corporation had $224,193 in cash and cash equivalents, and working capital of $951,562 based upon current assets of $2,942,404 and current liabilities of $1,990,842 and at September 30, 1997, the Corporation had $501,765 in cash, and working capital of $778,958 based upon current assets of $2,809,120 and current liabilities of $2,030,162. During the six months ended March 31, 1998, cash decreased $277,572. Net cash provided by operating activities was $39,622 for the six months ended March 31, 1998.

Accounts payable has increased $20,414 from September 30, 1997 to March 31, 1998. As of March 31, 1998, total outstanding debt of the Corporation equaled $12,856,573 consisting of the Series 1994 Taxable Health Care Facilities Revenue Bonds and the Series 1994 Health Care Facility Refunding Revenue Bonds, both of which are secured equally and ratably on parity by a mortgage lien on, security interest in and an assignment of leases and rents of the Addition, plus a three year capital lease for a copy machine.

Unamortized financing costs consist of financing costs associated with the issuance of the City of Minneapolis, Minnesota Taxable Health Care Facilities Revenue Bonds and the City of Minneapolis, Minnesota Health Care Facilities Refunding Revenue Bonds.

Restricted funds increased a net $2,977 from $1,629,235 at September 30, 1997 to $1,632,212 at March 31, 1998 as a result of deposits made for bond principal and interest of $698,020, net of interest earnings. The net proceeds of the 1994 Taxable Health Care Facilities Bonds are being held by the trustee in accounts whose use is limited until they are expended for their designated purposes.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company will adopt Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" during the fiscal year ending September 30, 1999 (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption during the fiscal year ending September 30, 1999 will have no impact on the Company's net income or stockholders' deficit. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which currently is reported in stockholders' deficit, to be included in other comprehensive income and the disclosure of total comprehensive income.

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



                                            CARE FIRST INC.


Dated:  May 8, 1998                 By      Jack E. Nugent
                                      ----------------------------------------
                                        Jack E. Nugent, President



Dated:  May 8, 1998                 By      Tamara J. Austin
                                      ----------------------------------------
                                        Tamara J. Austin, Director of Finance