Form 10QSB
period 1998-06-30
CARE FIRST INC
filed 1998-08-12
CIK 931414

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _____ to _____

                        Commission file number 33-84692C

                                 CARE FIRST INC.
             (Exact name of registrant as specified in its charter)

          Minnesota                                     41-0877001
----------------------------------           -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         3720 23rd Ave So
         Minneapolis, MN                                  55407
----------------------------------           -----------------------------------
(Address of principal executive offices)                (Zip Code)


                                 (612) 724-5495
                    ----------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: YES X     NO
                                      -----    -----

At June 30, 1998, 10,500 shares of Common Stock were outstanding.

                       -----------------------------------

         This Form 10-Q consists of 11 pages. Exhibits begin on page 11.

                                 CARE FIRST INC.

                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 1998

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


June 30, 1998

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

NOTE B - COMMON STOCK
      Authorized and outstanding common stock shares are as follows at June 30, 1998:

                                    Class A   Class B     Unclassified    Total
                                    --------------------------------------------
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

NOTE C - OPERATIONS
     The Corporation owns and operates the following:

     Description            Address                     Operation
     ------------------------------------------------------------

     Nile Health Care       3720 23rd Ave South         256-Bed Nursing
     Center                 Minneapolis  MN             Care Facility

     Springs of Water       3720  23rd Ave South        (1) Home Health Services
     Home Care              Minneapolis  MN

(1) Care First Home Health Services, a home health agency and division of the Corporation, legally changed its name to Springs of Water Home Care in May, 1997, when it commenced operations to provide home health services to elderly persons in the surrounding community. Springs of Water Home Care is Medicare-certified and licensed by the State of Minnesota, and has been inactive for the quarter ended June 30, 1998.

NOTE D - SERIES 1994 BONDS

In December 1994, the City of Minneapolis issued $4,725,000 of Health Care Facilities Refunding Revenue Bonds and $8,500,000 of Taxable Health Care Facilities Revenue Bonds to refund the Series 1983 Tax Exempt Bonds and to finance construction and equipping of a 131-bed Addition to the Corporation's 125-bed Existing Facility. The proceeds from the Taxable Health Care Facilities Revenue Bonds remained in Trustee Held Funds until certified draw requests were processed for construction costs, including building construction, equipment installation, capitalized interest and other Project costs. As of June 30, 1998, the entire balance of the Trustee Held Funds has been expended.

                                 CARE FIRST INC.
                            CONDENSED BALANCE SHEETS



                                                             June 30,     September 30,
                                                              1998            1997
                                                           (Unaudited)


           ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents                                 $    167,211    $    501,765
Securities Available-for-sale                                  954,900         858,806
Accounts Receivable, net                                     1,234,162         800,577
Restricted Trust Funds                                         110,045         615,563
Prepaid Expenses                                                 2,446          15,409
Deferred Tax Asset                                              17,000          17,000
                                                          ------------    ------------
         Total Current Assets                             $  2,485,764    $  2,809,120

RESTRICTED FUNDS, NET OF CURRENT PORTION                     1,000,058       1,013,672

PROPERTY AND EQUIPMENT, NET                                  9,877,980      10,059,137

INTANGIBLE ASSETS, NET                                         877,560         957,247

DEFERRED TAX ASSET                                              69,000          69,000
                                                          ------------    ------------
                                                          $ 14,310,362    $ 14,908,176
                                                          ============    ============



         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Current Portion of Long-Term Debt                         $    295,340    $    150,340
Accounts Payable                                               287,396         322,808
Accrued Payroll, Vacation and Payroll Taxes                    480,000         388,845
Accrued Interest                                               111,575         449,554
Accrued Real Estate Taxes                                      405,427         659,040
Accrued Expense                                                 42,523          12,272
Resident Trust Funds Payable                                    48,845          47,303
                                                          ------------    ------------
         Total Current Liabilities                        $  1,671,106    $  2,030,162

LONG-TERM DEBT, NET OF CURRENT PORTION                      12,484,898      12,778,904
DEFERRED COMPENSATION                                           92,513          86,059
DEFERRED REVENUE                                               148,527         148,527

                                                          ------------    ------------
         Total Liabilities                                $ 14,397,044    $ 15,043,652
                                                          ------------    ------------

STOCKHOLDERS' DEFICIT:
Class A Voting Common Stock, $.01 par value, 500
  shares authorized, issued and outstanding               $          5    $          5
Class B Non-voting Common Stock, $.01 par value,
  10,000 shares authorized, issued and outstanding                 100             100
Additional Paid-in Capital                                      17,660          17,660
Accumulated Deficit                                           (104,447)       (153,241)
                                                          ------------    ------------
         Total Stockholders' Deficit                      $    (86,682)   $   (135,476)
                                                          ------------    ------------
                                                          $ 14,310,362    $ 14,908,176
                                                          ============    ============


                                CARE FIRST INC.
           CONDENSED STATEMENTS OF OPERATIONS AND RETAINED (DEFICIT)


                                                    For the Three Months Ended             For the Nine Months Ended
                                                            June 30,                                June 30,
                                                  -----------------------------         -------------------------------

                                                      1998           1997                  1998               1997
                                                   (Unaudited)    (Unaudited)           (Unaudited)       (Unaudited)

         REVENUES
Resident Services                                 $ 2,485,243      $ 2,351,527           $ 7,357,374       $ 7,577,164
                                                  -----------      -----------           -----------       -----------
         Total Revenue                            $ 2,485,243      $ 2,351,527           $ 7,357,374       $ 7,577,164
                                                  -----------      -----------           -----------       -----------



OPERATING EXPENSES
Resident Services                                 $ 2,146,768      $ 1,994,545           $ 6,070,024       $ 6,296,829
Home Health Services                                        -           12,505                19,618            12,505
                                                  -----------      -----------           -----------       -----------
         Total Operating Expenses                 $ 2,146,768      $ 2,007,050           $ 6,089,642       $ 6,309,334
                                                  -----------      -----------           -----------       -----------

INCOME  FROM OPERATIONS BEFORE
  DEPRECIATION, AMORTIZATION AND INTEREST         $   338,475      $   344,477           $ 1,267,732       $ 1,267,830

DEPRECIATION AND AMORTIZATION                         125,884           99,336               371,378           296,158

INTEREST                                              321,166          349,312               959,158         1,026,290

                                                  -----------      -----------           -----------       -----------
INCOME (LOSS) FROM OPERATIONS                     $  (108,575)     $  (104,171)          $   (62,804)      $   (54,618)

OTHER INCOME                                           58,072           50,748               144,127           115,467

                                                  -----------      -----------           -----------       -----------
INCOME (LOSS) BEFORE INCOME TAXES                 $   (50,503)     $   (53,423)          $    81,323       $   60,849

PROVISION FOR INCOME TAXES                            (20,201)         (21,369)               32,529                0

                                                  -----------      -----------          -------------      -----------
NET INCOME (LOSS)                                 $   (30,302)     $   (32,054)          $    48,794       $   60,849

Retained Deficit - Beginning                          (74,145)        (211,475)             (153,241)         (280,038)
                                                  ===========      ===========          =============      ===========
RETAINED DEFICIT - ENDING                          $ (104,447)     $  (243,529)          $  (104,447)      $  (219,189)
                                                  ===========      ===========          =============      ===========

                                 CARE FIRST INC.
                            STATEMENTS OF CASH FLOWS



                                                                                         For the Nine Months Ended
                                                                                                 June 30,
                                                                               ------------------------------------------
                                                                                       1998                      1997
                                                                                    (Unaudited)               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
        Cash Received from Resident Services                                       $  6,923,789              $ 8,197,784
        Cash Paid to Suppliers and Employees                                         (6,250,879)              (6,495,372)
        Interest Paid                                                                (1,297,137)              (1,026,290)
        Interest Received                                                                76,656                  115,467
        Miscellaneous Cash Received                                                      67,471                        -
        Income Taxes (Paid) Received                                                    (32,529)                  70,000
                                                                                                             -----------
                                                                                   ------------
                Cash Flows from Operating Activities                               $   (512,629)             $   861,589
                                                                                   ------------              -----------


CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of Property and Equipment                                        $   (110,534)             $  (104,346)
        Purchases of Investments                                                     (4,570,454)                (317,587)
        Redemptions of Investments                                                    4,474,360                        -
        Principal Payments Received on Notes Receivable - Stockholders                   14,577                   12,147
        Deposits to Restricted Debt Trust Funds                                      (1,007,215)              (1,113,753)
        Disbursements from Restricted Debt Trust Funds                                1,519,896                1,389,626
        Increase in Accrued Interest Receivable                                           6,451                        -
                                                                                   ------------              -----------

                Cash Flows from Investing Activities                               $    327,081              $  (133,913)
                                                                                   ------------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Principal Payments on Long-Term Debt                                       $   (149,006)             $  (135,000)
                                                                                   ------------              -----------

                Cash Flows from Financing Activities                               $   (149,006)             $  (135,000)
                                                                                   ------------              -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   $   (334,554)             $   592,676

CASH AND CASH EQUIVALENTS, BEGINNING                                                    501,765                  505,128


                                                                                   ------------              -----------
CASH AND CASH EQUIVALENTS, ENDING                                                  $   167,211               $ 1,097,804
                                                                                   ============              ===========

RECONCILIATION OF NET INCOME TO NET CASH FLOWS
 FROM OPERATING ACTIVITIES
  Net Income                                                                       $     48,794              $    60,849
  Depreciation and Amortization                                                         371,378                  296,158
  Changes in Operating Assets and Liabilities:
    Accounts Receivable, net                                                           (433,585)                 620,619
    Other Current Assets                                                                 (1,614)                 659,077
    Accounts Payable                                                                    (35,412)                (244,380)
    Accrued Expenses                                                                   (462,190)                (530,734)
                                                                                                             -----------
                                                                                   ============              ===========
      Cash Flows from Operating Activities                                         $   (512,629)             $   861,589
                                                                                   ============              ===========



SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES

Transfers from Trustee Held Funds for Property and Equipment
     Acquisition and Financing Costs                                                   $ 14,925              $   193,117

Payment of Bond Principal and Interest                                                1,491,478                1,489,734
                                                                                   ------------              -----------
      Total                                                                         $ 1,506,403              $ 1,682,851
                                                                                   ============              ===========


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Following is the analysis of the results of operations and financial condition of the Corporation as of June 30, 1998 and September 30, 1997 and for the three months ended June 30, 1998 and 1997 and the nine months ended June 30, 1998 and 1997.

DEPENDENCE ON MINNESOTA MEDICAID PROGRAM

Substantially all revenues of the Corporation are derived from daily resident rates established by the Department of Human Services (DHS) for its nursing facility pursuant to the Rate-setting System. Changes in the Rate-setting System are anticipated but the effects of such changes on the Corporation cannot be predicted. For instance, in 1995, the State of Minnesota, by statute, authorized the DHS to establish a contractual alternative payment system, called the "Nursing Home Contract Project". (See Other Information)

Comparison of the three months ended June 30, 1998 to the three months ended June 30, 1997 and the nine months ended June 30, 1998 to the nine months ended June 30, 1997.

For the unaudited third quarter of 1998, the three months ended June 30, 1998, the Corporation's net loss was $30,302 in comparison with a net loss of $32,054 for the same period in 1997, and for the nine months ended June 30, 1998, the net income was $48,794 in comparison with net income of $60,849 for the same period in 1997, or a decrease of $12,055. The decrease in net income can be attributed to no provision for income taxes in 1997.

Resident services revenue increased by $133,716 or 5.7%, from $2,351,527 for the three months ended June 30, 1997, to $2,485,243 for the three months ended June 30, 1998, due to increased ancillary revenue from therapies. Resident services revenue decreased $219,790 or 2.9%, from $7,577,164 for the nine months ended June 30, 1997, to $7,357,374 for the nine months ended June 30, 1998. The decrease in revenue is due to a census decrease in 1998. For the nine months ended June 30, 1998, total occupancy averaged 72.6%, compared to 77.5% for the nine months ended June 30, 1997. Management is continually developing more extensive marketing strategies in an effort to fill the licensed beds.

Operating expenses, which include salaries and benefits, supplies, utilities, food, purchased services, and general and administrative expenses, increased $139,718 or 7% from $2,007,050 for the three months ended June 30, 1997 to $2,146,768 for the three months ended June 30, 1998, primarily due to salary increases for RN, LPN and NAR needed to fill open nursing positions. Operating expenses decreased $219,692 or 3.5% from $6,309,334 for the nine months ended June 30, 1997 to $6,089,642 for the nine months ended June 30, 1998. The net decrease for the nine months is a blend of a census reduction of 4.9% from the prior year, and reduced workers' compensation premiums and property taxes.

Depreciation, amortization and interest expense decreased $1,598 or .4% from $448,648 for the three months ended June 30, 1997 to $447,050 for the three months ended June 30, 1998, and increased $8,088 or .6% from $1,322,448 for the nine months ended June 30, 1997 to $1,330,536 for the nine months ended June 30, 1998. The increase from the nine months ended June 30, 1998 to the nine months ended June 30, 1997 is from additional fixed asset depreciation.

The Corporation's estimated income tax benefit for the three months ended June 30, 1997 were ($21,369) based on a pretax loss of $53,423 and for the three months ended June 30, 1998, estimated income tax benefit were ($20,201) based on a pretax loss of $50,503. For the nine months ended June 30, 1997 estimated income taxes payable were $24,340 based on pretax income of $60,849 and for the nine months ended June 30, 1998, estimated income taxes payable were $32,529, based on pretax income of $81,323, based on an effective income tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation does not maintain any line of credit or other external sources of liquidity.

At June 30, 1998, the Corporation had $167,211 in cash and cash equivalents, and working capital of $814,658 based upon current assets of $2,485,764 and current liabilities of $1,671,106 and at September 30, 1997, the Corporation had $501,765 in cash, and working capital of $778,958 based upon current assets of $2,809,120 and current liabilities of $2,030,162. During the nine months ended June 30, 1998, cash decreased $334,554. The principal reason for this decrease was due to the increase in accounts receivable of $433,585. In addition, on April 1, 1998, an additional stockholder receivable was recorded in the amount of $25,000, which is included as part of the accounts receivable balance at June 30, 1998. This amount, plus interest at 3%, has been repaid as of the date of this report.

Accounts payable decreased $35,412 from September 30, 1997 to June 30, 1998. Accrued real estate taxes decreased in 1998 due to appeals made and granted for a reduction in taxes assessed by the state. Accrued interest decreased in 1998 due to the July 1, 1998 bond payment paid in June versus July. As of June 30, 1998, total outstanding debt of the Corporation equaled $12,780,238 consisting of the Series 1994 Taxable Health Care Facilities Revenue Bonds and the Series 1994 Health Care Facility Refunding Revenue Bonds, both of which are secured equally and ratably on parity by a mortgage lien on, security interest in, and an assignment of leases and rents of the Addition; plus a three year capital lease for a copy machine.

Unamortized financing costs consist of financing costs associated with the issuance of the City of Minneapolis, Minnesota Taxable Health Care Facilities Revenue Bonds and the City of Minneapolis, Minnesota Health Care Facilities Refunding Revenue Bonds.

Restricted funds decreased a net $519,132 from $1,629,235 at September 30, 1997 to $1,110,103 at June 30, 1998 as a result of deposits made for bond principal and interest of $916,394, net of interest earnings and payments made for bond principal and interest. The net proceeds of the 1994 Taxable Health Care Facilities Bonds have been expended for their designated purposes.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
The Company will adopt Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" during the fiscal year ending September 30, 1999 (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption during the fiscal year ending September 30, 1999 will have no material impact on the Company's net income or stockholders' deficit. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which currently is reported in stockholders' deficit, to be included in other comprehensive income and the disclosure of total comprehensive income.


PART II:  OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  None

Item 2.           CHANGES IN SECURITIES

                  None

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

Item 5.           OTHER INFORMATION

                  On July 30, 1998, Care First Inc. announced that it has entered into a definitive Purchase Agreement with Shelter Care Foundation, a District of Columbia non-profit corporation, for the purchase of its 256 bed nursing home facility, known as the Nile Health Care Center, located at 3720 23rd Avenue South, Minneapolis, Minnesota 55407. The nursing home facility has been owned and operated by Care First Inc. since its original construction in 1983, with a major expansion in 1994. The purchase includes the nursing home facility for inpatient elderly and disabled persons and home health agency, with related parking and accessory facilities. The parties expect the transaction to close in late 1998. In connection with the closing, Care First Inc. contemplates defeasing the outstanding revenue bonds on the facility in accordance with the terms and conditions of these bonds.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            CARE FIRST INC.


Dated:  August 11, 1998             By /s/ Jack E. Nugent
                                       ---------------------------------------
                                       Jack E. Nugent, President



Dated:  August 11, 1998             By /s/ Tamara J. Austin
                                       ---------------------------------------
                                       Tamara J. Austin, Director of Finance