Form 10KSB
period 1998-09-30
CARE FIRST INC
filed 1998-12-29
CIK 931414

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-KSB

(Mark One)

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

        For the fiscal year ended  September 30, 1998

                                       OR

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 (NO FEE REQUIRED)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: Not applicable.

State issuer's revenues for its most recent fiscal year: $9,984,278
                                                         ----------

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 1998 was approximately: Not applicable. Registrant's stock is not publicly traded.

As of September 30, 1998, there were 10,500 shares of Common Stock of the issuer outstanding.

                   Documents Incorporated by Reference: None.


This Form 10KSB consists of pages 1 - 35

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

OVERVIEW

         On December 27, 1994 the City of Minneapolis issued $4,725,000 of Health Care Facilities Refunding Revenue Bonds (Care First Inc. Project) and $8,500,000 of Taxable Health Care Facilities Revenue Bonds (Care First Inc. Project) to refund the Series 1983 Tax Exempt Bonds and to finance construction and equipping of a 131-bed Addition to the Corporation's 125-bed Existing Facility. The Series 1983 Tax Exempt Bonds were refunded January 11, 1995. The proceeds from the Series 1994 Tax Exempt Bonds were deposited with the trustee in the Bond Fund until the refunding occurred. The proceeds from the Taxable Health Care Facilities Revenue Bonds had remained in Trustee Held Funds until all certified draw requests were processed for construction costs, including building construction, equipment installation, capitalized interest and other Project costs. The entire amount in Trustee Held Funds had been expended at September 30, 1998.

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

INDUSTRY BACKGROUND

         The Expanded Facility provides skilled nursing care and convalescent facilities for in-patient elderly and disabled persons, including those admitted as an interim step after hospitalization and before returning to their homes, as well as those admitted for long-term residency. The residents of the Expanded Facility receive room and board, 24-hour professional nursing care, special diets as required, and such drugs and therapy as may be prescribed by the resident's physician. Three balanced meals are provided to each resident daily, either in his or her room or at a central dining location. Light snacks are provided during the day and at bedtime. The Expanded Facility is managed by a full-time administrator and a director of nursing who is a registered nurse responsible for supervising the licensed nurses and nurses' aides working at the facilities. Social service programs at the facility are provided by qualified social workers. The facility has a licensed physician on call available to the residents. In addition, the facility has an arrangement with the hospital of the resident's choice for the transfer of the resident and his or her medical records between the facility and such hospital when necessary. The Corporation contracts with Novacare-Northside Therapy Services, Inc., for on-site provision of physical, occupational and speech therapy.

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

THE CORPORATION AND ITS FACILITY

         The Corporation was incorporated under the laws of Minnesota in 1964. All stock of the Corporation is owned by Merle V. Nugent and her four adult children. Merle V. Nugent and her son Jack E. Nugent (the "Controlling Shareholders") are the Corporation's sole directors and principal officers. The Corporation's principal office is located at 3720 23rd Avenue South, Minneapolis, Minnesota 55407; its telephone number is (612)724-5495. The Corporation presently owns and operates the Expanded Facility with 256 beds. All such beds in this facility are licensed by the Minnesota Department of Health and are certified under the Medicare and Medicaid Programs described herein. The Corporation ceased operations of the Cedar Pines Facility on December 5, 1995. The Expanded Facility received a license and certification for 256 beds (an increase of 56 beds) and opened on December 6, 1995. The Corporation later sold the Cedar Pines Facility on September 16, 1996.

         In 1993, the Corporation established a home health care agency to provide licensed health care services in clients' homes or at other facilities. At September 30, 1998, the agency has temporarily ceased operations.

OPERATION OF THE EXPANDED FACILITY

         The Corporation is benefiting financially from operating efficiencies attributable to increased utilization of capacities of the Expanded Facility, including centralization of services and personnel, increased coordination of staffing and purchasing activities.

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

         Dependence on Medicaid. Approximately 62% of the revenues of the Expanded Facility for the year ended September 30, 1998 are derived from payment rates established under the Minnesota Medicaid Program. States currently fund a substantial portion of Medicaid payments and exercise considerable discretion in determining payments allowed to care providers. Regulations promulgated by the federal Health Care Financing Administration provide that states are not required to pay for long-term care services on a cost-related basis, but may do so according to rates that are adequate to meet costs incurred by efficiently and economically operated facilities. As a result, the reimbursement payments allowed by states are based less on the actual costs of the nursing services and more on formula rates which the governmental agencies deem reasonable, creating a more competitive environment for nursing facilities.

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

Medicare Reimbursement

         Under Minnesota law, facilities receiving Medicaid payments must also be certified for the Medicare program (Title XVIII of the federal Social Security Act). Medicare is funded directly by the federal government and is administered by the Health Care Financing Administration through fiscal intermediaries. Medicare coverage provides for nursing home care for up to 100 days following the discharge of a patient after a qualifying hospital stay. The facility is then permitted to charge interim rates. Approximately 7% of the revenues of the Expanded Facility for the year ended September 30, 1998 are derived from payment rates established under the Medicare program.

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

         The State of Minnesota is expected to pay monthly payments for Medicaid patients upon billing from each facility, but from time to time payments have been known to be delayed or reduced for various reasons. Annually, a "desk audit" is performed by DHS on submitted cost reports. Furthermore, upon a "field audit", payments in any rate year are subject to retroactive adjustment (thereby potentially resulting in a facility's repayment to the State of Minnesota for prior payments) for a period of up to five years, with each facility having certain appeal rights. However, payments to the Existing Facility through June 30, 1996 have been subjected to a field audit and are therefore not subject to any further retroactive adjustments under ordinary circumstances.

CHANGES IN HEALTH CARE INDUSTRY

         The health care industry in general is experiencing a trend toward consolidation or integration of services among providers. Although long term care services such as those primarily provided by the Corporation have not as yet been subject to such trend as significantly as acute health care services, no assurance can be made that future consolidation, integration or other changes in the long term care industry may not adversely affect resident referrals to the Expanded Facility or the ability of the Corporation to otherwise maintain occupancy, charge sufficient rates or maintain competitive operating costs. Subject to the terms and restrictions in the Loan Agreement, the Corporation in the future may or may not participate in any such consolidation or integration trend.

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

         The Corporation considers the southern central part of Minneapolis, Minnesota as its primary service area for the Expanded Facility. Based on an independent market study prepared for the Corporation in 1994, there are a total of approximately 1,737 skilled nursing home beds and 412 board and care beds within the Corporations primary service area. The Corporation's daily resident rates are generally higher than those charged by other licensed nursing facilities in its statutorily-prescribed region. The Corporation presently does not compete to any material degree on the basis of its prices (daily rates) since rates for Medicaid residents are established under the Rate-setting System and paid by the Medicaid program. Although residents not receiving Medicaid or Medicare assistance generally must pay the daily rates from their own resources, management believes the physical condition and amenities at the Expanded Facility are to be generally more attractive than those of many nursing facilities in the Expanded Facility's market area.

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

PERSONNEL AND STAFFING

         As of September 30, 1998, the Corporation employed approximately 115 full-time employees and 79 part-time employees, with approximately 153 full-time equivalent ("FTE") persons. A full-time equivalent represents one 2,080 hour employee. On June 13, 1997, the non-professional employees (housekeepers, laundry aides, custodians, health unit coordinators, nursing assistants and licensed practical nurses) of Nile Health Care Center voted to have union representation through the SEIU Local 113. A contract has been signed and approved for the period July 1, 1998 through June 30, 1999.

SOURCES OF RESIDENTS

         Between 70% and 80% of the residents at the Expanded Facility are admitted from or referred by hospitals or other acute care health facilities, with Hennepin County Medical Center, Riverside Medical Center and
Abbott-Northwestern Hospital providing more than one-half of such referrals or admissions.

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

During 1998, the Company entered into a definitive purchase agreement with Shelter Care Foundation (Shelter) for the sale of the Company's 256-bed licensed nursing facility, its home health agency, related parking and accessory facilities. The agreement calls for Shelter to purchase all real and personal property, all inventories and to assume all Company obligations for vested employee vacation and personal leave time as of the date of closing.
The closing is contingent on the successful negotiation of a final definitive purchase agreement, regulatory and other conditions.

Upon the contemplated closing, the Company plans to defease the outstanding revenue bonds until the bonds are callable, at which point the revenue bonds will be paid in full using sale proceeds that will be reserved for the bond obligations.

Based on preliminary estimates, the pre-tax gain, net of the 2% prepayment charge on the outstanding revenue bonds and write-off of finance costs, will approximate $8.8 million.

ITEM 2:  DESCRIPTION OF  PROPERTIES

         The Corporation currently operates the Expanded Facility, a nursing care facility located at 3720 23rd Avenue South in the City of Minneapolis. The Existing Facility was completed in 1984, one year after the imposition of the Minnesota moratorium on licensing and certification of new, remodeled or relocated beds. Therefore, it is one of the most modern licensed nursing facilities in the state. The Expanded Facility is located in a residential neighborhood with a small commercial area. The residences are primarily single family, middle to lower-middle income residences, built between 1930 and 1950. The residences generally appear to be in fair to good condition.

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

         In addition to constructing and equipping the addition, Bonds proceeds were used for minor renovation and remodeling of areas in the Existing Facility.

         Average occupancy rates of the Facility have been as follows:

         Fiscal Year                Occupancy                 Licensed  Beds
         -----------                ---------                 --------------
         1998                       72.5%                     256
         1997                       75.5%                     256

Home Health Services

         Springs of Water Home Care, a home health agency, was a division of the Corporation. It commenced operations in 1996 but temporarily ceased operations in 1997, and provided home health services to elderly persons in the surrounding community. The home health service is Medicare-certified and licensed by the State of Minnesota.

ITEM 3:  LEGAL PROCEEDINGS

         The Corporation is not currently a party to any material pending legal proceedings. From time to time the Corporation may become involved in routine litigation incidental to its business.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable. The holders of the bonds have no voting rights.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The Corporation's common stock is not publicly traded.
         Authorized and outstanding common stock shares are as follows at September 30, 1997 and 1998:

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following table sets forth selected financial data and statistics of the Corporation as of September 30, 1997 and 1998 and for each of the fiscal years then ended. This data should be read in conjunction with the Corporation's financial statements and notes thereto included elsewhere in this filing, and with "Management's Discussion and Analysis of Results of Operations and Financial Condition."

OPERATING DATA:

                                  FISCAL YEAR ENDED SEPTEMBER 30,
                                  -------------------------------
                                      1997              1998
                                   -----------      -----------
Total Revenue                      $ 9,904,031      $ 9,984,278
Total Operating Expense              8,169,477        8,305,906
                                   -----------      -----------
Income Before Depreciation,
  Amortization and Interest        $ 1,734,554      $ 1,678,372
Depreciation and Amortization          480,585          497,893
Interest                             1,352,086        1,347,831
Other Income                          (301,914)        (357,626)
                                   -----------      -----------
Income from Operations
     Before Taxes                  $   203,797      $   190,274
Provision for Income Tax                77,000           74,000
                                   -----------      -----------
Net Income                         $   126,797      $   116,274
                                   ===========      ===========

BALANCE SHEET DATA:

                                                      SEPTEMBER 30,
                                             -------------------------------
                                                 1997               1998
                                             ------------       ------------
Current Assets
  Cash and Securities Available for Sale     $  1,360,571       $    941,154
  Accounts Receivable-Residents                   800,577          1,287,425
  Other                                           647,972            755,200
                                             ------------       ------------
Total Current Assets                         $  2,809,120       $  2,983,779
Assets Whose Use is Limited                     1,013,672          1,000,059
Property and Equipment
  (Net of Depreciation)                        10,059,137          9,786,488
Intangible Assets, Net                            957,247            850,998
Deferred Tax Asset                                 69,000             17,000
                                             ------------       ------------
Total Assets                                 $ 14,908,176       $ 14,638,324
                                             ============       ============


Current Liabilities                          $  2,030,162       $  2,079,300
Long-Term Debt, Less
  Current Maturities                           12,778,904         12,483,562
Other Liabilities                                 234,586             94,664
Stockholders' (Deficit)                          (135,476)           (19,202)
                                             ------------       ------------
Total Liabilities and Stock-
  holders' (Deficit)                         $ 14,908,176       $ 14,638,324
                                             ============       ============


STATISTICAL INFORMATION:
Nile Health Care Center:

Percentage of  Total Revenue:
  Medicaid                                           66.4%              61.7%
  Private Pay and Other                              28.8               31.5
  Medicare                                            4.8                6.8
                                             ------------       ------------
  TOTAL                                             100.0%             100.0%
                                             ============       ============

* Based upon 256 Beds

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following analysis of the results of operations and financial condition of the Corporation should be read in conjunction with the Corporation's Financial Statements included herewith.

DEPENDENCE ON MINNESOTA MEDICAID PROGRAM

         Substantially all revenues of the Corporation are derived from daily resident rates established by the Department of Human Services (DHS) for the Corporation's nursing facility pursuant to the Rate-setting System. The requirements of the Rate-setting System significantly affect the Corporation's decisions as to staffing, services, expenditures and other operating matters. Changes in the Rate-setting System may be anticipated and the effects of such changes on the Corporation cannot be predicted. A change occurred in 1995 when the State of Minnesota, by statute, authorized the DHS to establish a contractual alternative payment system, called the "Nursing Home Contract Project". The purpose of the Project was to explore a contract-based reimbursement system as an alternative to the current cost-based system for reimbursement. The DHS completed its review of the applications in December 1995, from which 39 facilities were selected to be reimbursed under this new system. The Corporation submitted an application to be reimbursed under the new system and was approved to participate with the DHS in the "Nursing Home Contract Project" on December 15, 1995. Under the new system, the Corporation was paid its reimbursement rates in effect July 1, 1996 with an annual inflationary adjustment of 2.82% for rates effective July 1, 1997, and an additional annual inflationary adjustment of 2.12% for rates effective July 1, 1998.

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

UNION CONTRACT

         On June 13, 1997, the non-professional employees (housekeepers, laundry aides, custodians, health unit coordinators, nursing assistants and licensed practical nurses) of Nile Health Care Center voted to have union representation through the SEIU Local 113. A signed contract has been approved and is effective July 1, 1998 through June 30, 1999, and has minimal financial impact to the Corporation.

COMPARISON OF 1998 WITH 1997

         For the fiscal year ended September 30, 1998, the Corporation's net income was $116,274 in comparison with $126,797 for the fiscal year ended September 30, 1997 or a decrease of $10,523. Total occupancy was 72.5% in 1998 compared to 75.5% in 1997. Management believes the decrease in the occupancy from 1997 to 1998 is partially attributable to the union contract negotiations that took place from June 1997 to July 1998. Management is continually developing more extensive marketing strategies in an effort to fill the beds in the coming year.

         Revenue increased by $80,247, from $9,904,031 for the fiscal year ended September 30, 1997 to $9,984,278 for the fiscal year ended September 30, 1998. Resident services revenue decreased by $255,341 or 3.0%. The decrease is due to the occupancy decrease by 3% in 1998. Ancillary revenue which includes therapy services, specialty beds, prescription medications and nursing supplies increased $510,121 or 41.4%.

         Operating expenses, (excluding depreciation, amortization and interest expense), which include salaries and benefits, supplies, utilities, food, purchased services, and general and administrative expenses, increased $136,429 or 1.7% from primarily $8,169,477 for fiscal 1997 to $8,305,906 for fiscal 1998. The increase is due to higher salaries in fiscal year 1998.

         Depreciation, amortization and interest expense, increased $13,053 or .7% from $1,832,671 for the fiscal year ended September 30, 1997 to $1,845,724 for fiscal year ended September 30, 1998. Depreciation expense increased in the amount of $17,308 as a result of additional fixed assets purchased in fiscal year ended September 30, 1998.

         The Corporation follows the provisions of FASB Statement No. 109, Accounting for Income Taxes, which requires the asset and liability method of accounting for income taxes. The Corporation's income taxes expense for the fiscal years ended September 30, 1997 and 1998 were $77,000, based on pretax income of $203,797, and $74,000 based on pretax income of $190,274 respectively. At September 30, 1997 and 1998 there was a valuation allowance of $33,000 and $0.

During 1996, the Corporation entered into a sale agreement in contemplation of an exchange of its Cedar Pines Facility for land. Cash received in excess of the basis of the facility and costs associated with the acquisition of the land were deferred. During 1998, it was determined that an exchange would not be completed and the deferred revenue was fully recognized.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation does not maintain any line of credit or other external sources of liquidity.

         At September 30, 1998, the Corporation had $941,154 in cash and securities available for sale, and working capital of $904,479 based upon current assets of $2,983,779 and current liabilities of $2,079,300. Working capital of $778,958 based on current assets of $2,809,120 and current liabilities of $2,030,162 existed at September 30, 1997. During the fiscal year ended September 30, 1998, the Corporation's cash and securities available for sale decreased $419,417. Accounts receivable increased $486,848, net cash provided by operating activities decreased $995,837, and Current Restricted Trust Funds increased $103,105.

         As of September 30, 1998, total outstanding long-term debt of the Corporation <net of current maturity of long term debt> equaled $12,483,562 consisting of the Series 1994 Taxable Health Care Facilities Revenue Bonds and the Series 1994 Health Care Facilities Refunding Revenue Bonds, both of which are secured equally and ratably on parity by a mortgage lien on, security interest in and an assignment of leases and rents of the Addition, and also a three-year capital lease of a copy machine.

         As of September 30, 1998, Unamortized Financing Costs on the Series 1994 Bonds were $840,896. Total financing costs on the Series 1994 Bonds were $1,224,528.

         The Restricted Trust Funds decreased $13,613 from September 30, 1997 to September 30, 1998 as a result of the project fund decrease through draws as the Addition costs were paid.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain Statements in this Form 10-KSB constitute "Forward-Looking Statements" within the meaning of the private securities litigation reform act of 1995
(the "Reform Act"). Such Forward-Looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: changes in costs of labor, and employee benefits; changes in Government Regulations; competition; and other factors referenced in this Form 10-KSB.


ITEM 7:  FINANCIAL STATEMENTS

                       Included on pages F-Index to F-13

                          INDEX TO FINANCIAL STATEMENTS



                                                                          PAGE
                                                                          ----
Report of Independent Public Accountants                                  F-1

Financial Statements:
  Balance Sheets                                                          F-2
  Statements of Operations                                                F-3
  Statements of Stockholders' Deficit                                     F-4
  Statements of Cash Flows                                                F-5

Notes to Financial Statements                                             F-6







                                   F-INDEX

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                  [LUND KOEHLER COX & ARKEMA, LLP LETTERHEAD]

To Care First, Inc.:

We have audited the accompanying balance sheets of Care First, Inc. (DBA: Nile Health Care Center) as of September 30, 1998 and 1997, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Care First, Inc. as of September 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                 LUND KOEHLER COX & ARKEMA, LLP



Minneapolis, Minnesota
October 28, 1998

                                CARE FIRST, INC.
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1998 AND 1997

                                                                              1998              1997
                                                                          ------------      ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $    265,652      $    501,765
  Available-for-sale securities                                                675,502           858,806
  Accounts receivable, net                                                   1,287,425           800,577
  Restricted trust funds                                                       718,668           615,563
  Notes receivable - stockholders, net                                          25,015                 0
  Prepaid expenses                                                              11,517            15,409
  Deferred income taxes                                                              0            17,000
                                                                          ------------      ------------
     Total current assets                                                    2,983,779         2,809,120

RESTRICTED TRUST FUNDS, NET OF CURRENT PORTION                               1,000,059         1,013,672
PROPERTY AND EQUIPMENT, NET                                                  9,786,488        10,059,137
INTANGIBLE ASSETS, NET                                                         850,998           957,247
DEFERRED INCOME TAXES                                                           17,000            69,000
                                                                          ------------      ------------

                                                                          $ 14,638,324      $ 14,908,176
                                                                          ============      ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Checks written in excess of cash in bank                                $    132,396      $          0
  Current portion of long-term debt                                            295,340           150,340
  Accounts payable                                                             259,358           322,808
  Accrued payroll, vacation and payroll taxes                                  421,678           388,845
  Accrued interest                                                             446,534           449,554
  Accrued real estate taxes                                                    454,616           659,040
  Accrued expenses                                                              21,511            12,272
  Resident trust funds payable                                                  47,867            47,303
                                                                          ------------      ------------
     Total current liabilities                                               2,079,300         2,030,162

LONG-TERM DEBT, NET OF CURRENT PORTION                                      12,483,562        12,778,904
DEFERRED COMPENSATION                                                           94,664            86,059
DEFERRED REVENUE                                                                     0           148,527
                                                                          ------------      ------------
     Total liabilities                                                      14,657,526        15,043,652
                                                                          ------------      ------------

STOCKHOLDERS' DEFICIT:
  Class A voting common stock, $.01 par value, 500 shares authorized,
   issued and outstanding                                                            5                 5
  Class B non-voting common stock, $.01 par value, 10,000 shares
   authorized, issued and outstanding                                              100               100
  Additional paid-in capital                                                    17,660            17,660
  Accumulated deficit                                                          (36,967)         (153,241)
                                                                          ------------      ------------
     Total stockholders' deficit                                               (19,202)         (135,476)
                                                                          ------------      ------------

                                                                          $ 14,638,324      $ 14,908,176
                                                                          ============      ============


                 See accompanying notes to financial statements.

                                CARE FIRST, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                   1998                        1997
                                          -----------------------     -----------------------
                                                          Percent                     Percent
                                                          -------                     -------
REVENUE:
  Resident services                       $ 8,177,920       82.0      $ 8,433,261       85.2
  Ancilliary services                       1,741,940       17.4        1,231,819       12.4
  Prior years' revenue adjustments             64,418        0.6          238,951        2.4
                                          -----------      -----      -----------      -----
    Total revenue                           9,984,278      100.0        9,904,031      100.0
                                          -----------      -----      -----------      -----

OPERATING EXPENSES:
  Nursing                                   3,627,300       36.3        3,285,073       33.2
  Activities and social service               258,558        2.6          338,501        3.4
  Ancilliary                                  956,150        9.6          654,021        6.6
  Dietary                                     866,203        8.7          871,800        8.8
  Laundry                                     133,370        1.3          201,249        2.0
  Housekeeping                                289,902        2.9          284,998        2.9
  Plant operations and maintenance            425,498        4.3          390,136        3.9
  Property and related                        399,267        4.0          688,993        7.0
  Administrative and general                  803,342        8.1          825,409        8.3
  Payroll taxes and employee benefits         526,698        5.3          593,790        6.0
  Depreciation and amortization               497,893        4.9          480,585        4.9
  Home health                                  19,618        0.2           35,507        0.3
                                          -----------      -----      -----------      -----
     Total operating expenses               8,803,799       88.2        8,650,062       87.3
                                          -----------      -----      -----------      -----

INCOME FROM OPERATIONS                      1,180,479       11.8        1,253,969       12.7
                                          -----------      -----      -----------      -----

OTHER INCOME (EXPENSE):
  Interest income                             198,648        2.0          182,270        1.8
  Interest expense                         (1,347,831)     (13.5)      (1,352,086)     (13.6)
  Other income                                  9,451        0.1           10,152        0.1
  Gain on sale of assets                      149,527        1.5          109,492        1.1
                                          -----------      -----      -----------      -----

     Total other income (expense)            (990,205)      (9.9)      (1,050,172)     (10.6)
                                          -----------      -----      -----------      -----

INCOME BEFORE INCOME TAXES                    190,274        1.9          203,797        2.1

PROVISION FOR INCOME TAXES                     74,000        0.7           77,000        0.8
                                          -----------      -----      -----------      -----

NET INCOME                                $   116,274        1.2      $   126,797        1.3
                                          ===========      =====      ===========      =====

                See accompanying notes to financial statements.

                                CARE FIRST, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                   Common Stock
                                 ---------------------------------------------------
                                     Class A - voting          Class B - non-voting
                                 -----------------------     -----------------------    Additional     Accumulated
                                  Shares        Amount        Shares        Amount    Paid-in Capital   Deficit         Total
                                 ---------     ---------     ---------     ---------  ---------------  -----------    ---------
BALANCE - SEPTEMBER 30, 1996           500     $       5        10,000     $     100     $  17,660     $(280,038)     $(262,273)

  Net income                            --            --            --            --            --       126,797        126,797
                                 ---------     ---------     ---------     ---------     ---------     ---------      ---------

BALANCE - SEPTEMBER 30, 1997           500             5        10,000           100        17,660      (153,241)      (135,476)

  Net income                            --            --            --            --            --       116,274        116,274
                                 ---------     ---------     ---------     ---------     ---------     ---------      ---------

BALANCE - SEPTEMBER 30, 1998           500     $       5        10,000     $     100     $  17,660     $ (36,967)     $ (19,202)
                                 =========     =========     =========     =========     =========     =========      =========


                See accompanying notes to financial statements.

                                CARE FIRST, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                               1998             1997
                                                                           -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $   116,274      $   126,797
  Adjustments to reconcile net income to cash flows
  from operating activities:
   Depreciation and amortization                                               497,893          480,585
   Gain on sale of assets                                                     (149,527)        (109,492)
   Deferred income taxes                                                        69,000           72,000
   Changes in operating assets and liabilities:
    Accounts receivable, net                                                  (506,416)         515,873
    Prepaid expenses                                                             3,892          (25,270)
    Checks written in excess of cash in bank                                   132,396                0
    Accounts payable                                                           (63,450)        (217,067)
    Accrued payroll, vacation and payroll taxes                                 32,833          (52,987)
    Accrued interest                                                            (3,020)          (2,647)
    Accrued real estate taxes                                                 (204,424)         162,525
    Accrued expenses                                                             9,239            5,559
    Deferred compensation                                                        8,605            7,824
    Deferred revenue                                                                 0          (24,568)
                                                                           -----------      -----------
      Cash flows from operating activities                                     (56,705)         939,132
                                                                           -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                         (118,995)        (185,749)
  Payments on construction costs payable                                             0         (164,311)
  Proceeds from sale of property and equipment                                   1,000          109,492
  (Increase) decrease in investments                                           182,853         (592,716)
  Advance on notes receivable - stockholders                                   (25,015)               0
  Payments received on notes receivable - stockholders                          19,568           18,542
  Deposits to restricted trust funds                                        (1,670,874)      (1,687,849)
  Disbursements from restricted trust funds                                  1,581,946        1,974,914
  (Increase) decrease in interest receivable on restricted trust funds             451          (11,948)
                                                                           -----------      -----------
      Cash flows from investing activities                                     (29,066)        (539,625)
                                                                           -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                                  (150,342)        (136,780)
                                                                           -----------      -----------
      Cash flows from financing activities                                    (150,342)        (136,780)
                                                                           -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (236,113)         262,727

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   501,765          239,038
                                                                           -----------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                     $   265,652      $   501,765
                                                                           ===========      ===========

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash paid for interest                                                   $ 1,350,851      $ 1,254,334
  Cash paid for income taxes                                               $     5,000      $     5,000


                See accompanying notes to financial statements.

                                CARE FIRST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997


(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Care First, Inc. (the Company) was incorporated in Minnesota in 1964. The Company owns and operates a 256-bed licensed nursing facility located in Minneapolis, Minnesota called Nile Health Care Center.

CASH AND CASH EQUIVALENTS - The Company includes as cash equivalents certificates of deposit and all other investments with maturities of three months or less when purchased which are readily convertible into known amounts of cash.

AVAILABLE-FOR-SALE SECURITIES - Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" requires certain securities to be recorded at fair value. Based on the short maturity of investments held at September 30, 1998 and 1997, the carrying amount approximates fair value. Therefore, there are no net unrealized gains or losses on securities classified as available-for-sale.

ACCOUNTS RECEIVABLE - Accounts receivable have been reduced by an allowance for uncollectible accounts of $80,000 and $70,000 at September 30, 1998 and 1997. The Company believes all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made.

RESTRICTED TRUST FUNDS - Restricted trust funds consist principally of guaranteed investment contracts with an insurance company and bear interest at approximately 7.5%. These investments are classified as held-to-maturity as the Company has the intent and ability to hold these securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts (see Note 4).

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

INCOME TAXES - The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", under which deferred income tax assets and liabilities are recognized for the differences between the financial statement and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. The Company has incurred cumulative net operating losses and has tax credit carryforwards for both financial statement and income tax reporting purposes.

                                CARE FIRST, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           SEPTEMBER 30, 1998 AND 1997


DEFERRED REVENUE - During 1996, the Company entered into a sale agreement in contemplation of an exchange of its Cedar Pines facility for land. Cash received in excess of the basis of the facility and costs associated with the acquisition of the land were deferred. During 1998, it was determined that an exchange would not be completed and the deferred revenue was fully recognized.

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

FINANCIAL INSTRUMENTS - The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. The fair value of long-term debt obligations approximates carrying value based on quoted market prices.

(2) THIRD PARTY REIMBURSEMENT AGREEMENTS

MEDICAID - The Company participates in the medicaid program that is administered by the Minnesota Department of Human Services (DHS). Per diem rates for residents are determined on a cost-related basis subject to certain limitations as prescribed by Rule 50. The facility must submit a cost report for each reporting year ending September 30, from which its per diem rates effective the following July 1 are determined. These rates are subject to retroactive adjustment by field audit.

Minnesota statutes passed in 1995 imposed additional operating cost limitations by controlling the maximum operating cost per diem increase a facility may receive for rate setting. In addition, if a facility is determined to be high cost as defined in Minnesota statutes, the operating cost per diem for rate setting will be reduced.

                                CARE FIRST, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           SEPTEMBER 30, 1998 AND 1997


In 1995, the State of Minnesota, by statute, also authorized the DHS to establish a contractual alternative payment system, called the "Nursing Home Contract Project". The purpose of the Project is to explore a contract-based reimbursement system as an alternative to the current cost-based system for reimbursement. On December 15, 1995 the facility was approved to participate in the "Nursing Home Contract Project" in which medicaid and private pay reimbursement rates from the prior July 1 are inflated. The rates effective July 1, 1997 and July 1, 1998 were inflated 2.82% and 2.12% from the previous July 1 rates.

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

During the years ended September 30, 1998 and 1997, the occupancy percentages and the percentages of residents covered under the medicaid and medicare programs were as follows:

                    1998      1997
                    ----      ----
Total occupancy     72.5%     75.5%
Medicaid            61.7%     66.4%
Medicare             6.8%      4.8%

(3) NOTES RECEIVABLE - STOCKHOLDERS

The Company had unsecured notes receivable from its officers that bear interest at 5.4% of $886,947 and $881,500 at September 30, 1998 and 1997. At September 30, 1998 and 1997 an allowance for uncollectible notes of $861,932 and $881,500 has been recorded against these notes.

Total interest income earned and collected on the notes receivable during the years ended September 30, 1998 and 1997 was $47,121 and $48,148.

(4) RESTRICTED TRUST FUNDS

BOND FUND - All payments of principal and interest on the bonds are made from funds transferred by the Company to this fund.

DEBT SERVICE RESERVE FUND - The primary purpose of this fund is to provide a reserve for payment of principal and interest on the bonds in the event the bond fund is insufficient to meet debt service requirements.

                                CARE FIRST, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           SEPTEMBER 30, 1998 AND 1997


PROJECT FUND - The proceeds from the issuance of the taxable bonds were on deposit in this fund until certified draw requests are processed for construction costs, including building construction, equipment installation, capitalized interest and other project costs.

RESIDENT TRUST FUNDS - This fund consists of residents' cash held by the Company on behalf of the residents. A corresponding liability has also been recorded.

Restricted trust funds consisted of the following at September 30:

                                           1998              1997
                                        -----------      -----------
Bond fund                               $   643,626      $   540,633
Debt service reserve fund                 1,000,059        1,000,004
Project fund                                      0           13,669
Resident trust funds                         47,867           47,303
Interest receivable                          27,175           27,626
                                        -----------      -----------
Total restricted trust funds              1,718,727        1,629,235
Less: current portion                      (718,668)        (615,563)
                                        ===========      ===========
  Total restricted trust funds, net     $ 1,000,059      $ 1,013,672
                                        ===========      ===========

(5) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30:

                                       1998              1997
                                   ------------      ------------
Land                               $    938,744      $    938,744
Land improvements                       123,633           123,633
Buildings and improvements           10,405,580        10,359,784
Equipment and furniture               1,301,087         1,227,888
                                   ------------      ------------
Total property and equipment         12,769,044        12,650,049
Less: accumulated depreciation       (2,982,556)       (2,590,912
                                   ============      ============
  Property and equipment, net      $  9,786,488      $ 10,059,137
                                   ============      ============

(6) LONG-TERM DEBT

Long-term debt consisted of the following at September 30:

                                                                                      1998           1997
                                                                                   ----------     ----------
City of Minneapolis, Minnesota Health Care Facilities                              $4,270,000     $4,415,000
Refunding Revenue Bonds Series 1994, due in semi-annual principal installments in accordance with the issuance statement, plus interest at rates ranging from
6.4% to 7.75%, secured by all property and accounts receivable, due June 2012

                                CARE FIRST, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           SEPTEMBER 30, 1998 AND 1997

City of Minneapolis, Minnesota Taxable Health Care Facilities Revenue Bonds         $  8,500,000      $  8,500,000
Series 1994, due in annual principal installments  in accordance with the issuance statement beginning fiscal 1999 and semi-annual interest installments at 12%, secured by all property and accounts receivable, due December 2004

Capital lease obligation - Wagers Business System, monthly installments of $445            8,902            14,244
including interest at 10.50%, maturing May 2000, secured by copier

                                                                                    ------------      ------------
Total long-term debt                                                                  12,778,902        12,929,244
Less: current portion                                                                   (295,340)         (150,340)
                                                                                    ------------      ------------
Long-term debt, net                                                                 $ 12,483,562      $ 12,778,904
                                                                                    ============      ============

Future maturities of long-term debt are as follows for the years ending September 30:

          1999                 $   295,340
          2000                     348,562
          2001                     375,000
          2002                     400,000
          2003                     440,000
          Thereafter            10,920,000
                               -----------
            Total              $12,778,902
                               ===========

The above noted bonds are also secured equally and ratably on parity with each issue. The bonds are subject to certain covenants that have been complied with or waived through September 30, 1998. The covenants consist primarily of reporting requirements, insurance coverage, meeting certain financial ratios and other administrative requirements.

(7) INCOME TAXES

Certain items are recognized for tax reporting purposes in different periods from those in which they are recognized for financial statement reporting purposes. Deferred income taxes are provided for the tax effect of these temporary differences.

                                CARE FIRST, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           SEPTEMBER 30, 1998 AND 1997


The provision for income taxes consisted of the following for the years ended September 30:

               1998         1997
              -------     -------
Current:
  Federal     $     0     $     0
  State         5,000       5,000
Deferred       69,000      72,000
              -------     -------
              $74,000     $77,000
              =======     =======

The tax effects of temporary differences giving rise to the deferred items are as follows for the years ended September 30:

                                                                  1998              1997
                                                               -----------      -----------
Allowances for uncollectible notes and accounts receivable     $   377,000      $   381,000
Operating loss and tax credit carryforwards                        703,000          633,000
Other                                                              106,000          172,000
Less: excess depreciation                                       (1,169,000)      (1,067,000)
                                                               -----------      -----------
Subtotal                                                            17,000          119,000
Less: valuation allowance                                                0          (33,000)
                                                               -----------      -----------
    Total                                                      $    17,000      $    86,000
                                                               ===========      ===========

Differences between the effective tax rates and the statutory U.S. federal income tax rate are as follows at September 30:

                                           1998      1997
                                           ----      ----
Statutory U.S. federal income tax rate      34%       34%
State taxes, net of federal benefit          6%        6%
Graduated federal tax rates                 (4%)      (3%)
Nondeductible expenses and other             3%        1%
                                           ----      ----
    Total                                   39%       38%
                                           ====      ====

As of September 30, 1998, the Company had federal and state net operating loss carryforwards of approximately $1.5 million and $1.7 million, which, if not used, will begin to expire in 2006. The Company also has federal tax credits of approximately $102,000 available to offset future income taxes, which expire through 2001.

(8)    STOCK PURCHASE AGREEMENT

The Company has an agreement with its stockholders to purchase their stock in the event of their death or retirement. The agreement provides that the Company has the right of first refusal to redeem such stockholders' shares at a purchase price based on the fair market value as determined by an appraisal.

                                CARE FIRST, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           SEPTEMBER 30, 1998 AND 1997


(9) RETIREMENT SAVINGS PLAN

The Company has established a qualified 401(k) profit sharing plan which allows eligible employees to defer a portion of their salary. Profit sharing contributions by the Company are completely discretionary. The Company made no contributions to the plan for the years ended September 30, 1998 and 1997.

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

DEFERRED COMPENSATION - The Company entered into a deferred compensation agreement with a stockholder effective October 1, 1993. Under the terms of the agreement, the Company has an unfunded obligation to pay an annual life annuity of $67,500 beginning October 2004. The annual annuity will be reduced to $30,000 when the Company's note receivable from this stockholder has been collected in full. The present value of the anticipated payments will be expensed over the expected service life of the stockholder. The estimated present value of the future payments at September 30, 1998 and 1997 is $94,664 and $86,059, which has been recorded as a long-term liability.

COLLECTIVE BARGAINING AGREEMENT - During fiscal 1997, the Company's employees voted to be covered under a collective bargaining agreement. The contract, which was signed in 1998 and is effective for the period July 1, 1998 to June 30, 1999, has not had a significant impact upon the Company. The contract is automatically renewed each year unless either party gives written notice to modify, amend or terminate the contract at least 90 days prior to June 30 of each year.

GOVERNMENT REGULATIONS:

MEDICAID - The DHS reserves the right to perform field audit examinations of the records of the Company. The reporting period from October 1, 1993 to September 30, 1998 remains open to examination. Any adjustments resulting from such an examination could retroactively adjust medicaid revenue.

MEDICARE - The medicare intermediary has the authority to audit the Company's records any time within a three year period after the date the Company receives a final notice of program reimbursement for each cost reporting period. The medicare cost reports for the years ended September 30, 1997 and 1998 have not been audited by the medicare intermediary. Any adjustments resulting from the audit process could retroactively adjust medicare revenue.

                                CARE FIRST, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           SEPTEMBER 30, 1998 AND 1997


(11) SUPPLEMENTARY CASH FLOWS INFORMATION

During the year ended September 30, 1997, the Company purchased equipment under a capital lease agreement for $16,024.

(12) PROPOSED FACILITY SALE

During 1998, the Company entered into a definitive purchase agreement with Shelter Care Foundation (Shelter) for the sale of the Company's 256-bed licensed nursing facility, its home health agency, related parking and accessory facilities. The agreement calls for Shelter to purchase all real and personal property, all inventories and to assume all Company obligations for vested employee vacation and personal leave time as of the date of closing.

Upon closing, the Company plans to defease the outstanding revenue bonds until the bonds are callable, at which point the revenue bonds will be paid in full using sale proceeds that will be reserved for the bond obligations.

Based on preliminary estimates, the pre-tax gain, net of the 2% prepayment charge on the outstanding revenue bonds and write-off of finance costs, will approximate $8.8 million.

During 1998, the Board of Directors passed a resolution that forgives all outstanding balances on the notes receivable stockholders (see Note 3) effective on the date of closing.

The Company expects the transaction to close January 1999.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The present executive officers and directors, their ages and their positions with the Corporation are as follows:

         Name                Age    Positions with Corporation
         ----                ---    --------------------------
         Merle V. Nugent     79     Director, Vice President/Secretary

         Jack E. Nugent      51     Director, President/Treasurer

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

         Denise Bender-Lacy, age 44, is the Director of Nursing for the Expanded Facility, and has held that position since June 1998. She has had numerous years of previous experience in this capacity.

         Tamara Austin, age 31, has been Finance Director of the Corporation since May 1996. As Finance Director, she develops and supervises the financial reporting and annual budgeting process of the Corporation. Prior to employment with the Corporation, Ms. Austin was employed as a certified public accountant at the accounting firm of Larson, Allen, Weishair & Co., in its long term health care department.

ITEM 10. EXECUTIVE COMPENSATION

         Summary of Compensation. Set forth in the following table is information with respect to the compensation of the directors and the three highest paid officers of the Corporation for the last three fiscal years of the
Corporation:

                                   Summary Compensation Table
                                   --------------------------
                                                Fiscal
Name and Principal Positions                     Year    Annual Compensation
----------------------------                    ------   -------------------
Jack E. Nugent-Director/President/Treasurer      1998     $189,981
                                                 1997      186,141
                                                 1996      199,952

Merle V. Nugent - Director/Vice President/       1998     $ 75,880
                           Secretary             1997       75,880
                                                 1996       75,880

Nancy Nugent - Assistant Treasurer/Admission     1998     $ 41,570
                           Coordinator           1997       41,520
                                                 1996       41,600

         Pursuant to an Employment Agreement dated as of September 1, 1994, the Corporation has agreed to pay Merle V. Nugent $75,000 per year until September 30, 2004. Such amount shall be adjusted each year in relation to the Consumer Price Index and will be reduced by $30,000 per year upon retirement of Ms. Nugent's outstanding debt owed to the Corporation. The Corporation may terminate such Agreement if Ms. Nugent becomes disabled or is convicted of a gross misdemeanor or felony or commits fraud or dishonesty in connection with her employment. Pursuant to an Agreement for Deferred Compensation (a non-funded, non-qualified retirement plan for Merle Nugent), as amended and restated as of September 1, 1994, upon termination of her employment (unless for cause), the Corporation has agreed to pay after November 1, 2004 (or earlier if Ms. Nugent becomes disabled), Merle V. Nugent deferred compensation of $67,500 per year for the remainder of her life. Such amount will be reduced by $30,000 per year upon retirement of Ms. Nugent's outstanding debt owed to the Corporation. The present value of the anticipated payments will be expensed over the expected service life of Ms. Nugent. The estimated present value of the future payments at September 30, 1998 and 1997 is $94,664 and $86,059, which has been incurred and expensed by the Corporation and is recorded as a liability.

         The Loan Agreement provides that, except for increases based on the consumer price index, neither Merle V. Nugent nor Jack E. Nugent shall receive any increases in compensation (including salary, bonuses, consulting fees, director's fees, etc.) from the Corporation beyond the level of such compensation currently in effect for such individual, unless, based on the Corporation's audited financial statements for its most recently ended fiscal year: (i) the Corporation has Current Assets in an amount at least equal to 125% of Current Liabilities; (ii) the Corporation's Income Available for Debt Service is at least equal to 125% of its Total Principal and Interest Requirements;
(iii) the Corporation has a Tangible Net Worth at least equal to $1,000,000; and
(iv) in any fiscal year, the aggregate amount of such increased compensation or payments shall not exceed an amount equal to 25% of the remainder of (A) the Corporation's Income Available for Debt Service, less (B) the Corporation's Total Principal and Interest Requirements, in each case for the prior fiscal year. During 1998, the Board of Directors passed a resolution that will forgive all outstanding balances on the loan agreements effective on the date of closing in the proposed facility sale.

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

         401(k) Plan. Effective October 1, 1995, under the Care First Inc. Employee 401(k) Plan and Profit Sharing Plan, each employee of Care First Inc. who either was employed October 1, 1995 or subsequently has completed three months of service (effective 10/01/97) with the Corporation, and has attained age 21 may become a participant in the 401(k) Plan on the January 1, April 1, July 1 or October 1 next occurring after employee has met the requirements for participation. Employees who have elected union representation are also eligible to participate in this Corporate plan. Participants may elect to contribute a portion of their compensation to the 401(k) plan on a pre-tax basis. Care First Inc. may match participants' contributions to the Plan. Care First Inc. currently does not match contributions to the Plan. The Corporation reconsiders the amount of its matching contribution each year. Neither the employee's or Care First Inc.'s matching contribution is subject to federal income tax in the year contributed. An employee's contributions are fully vested when made. Matching contributions vest at the rate of 20% for each year of service by the employee. Participants direct the investment of contributions allocated to their Plan accounts in funds selected by the Trustees of the Plan.



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

                               Number of Shares       Percent of
       Name                    Beneficially Owned     Outstanding Shares
       ----                    ------------------     ---------------------------
                               Class A    Class B     Class A    Class B    Total
                               -------    -------    --------   --------   ------
Merle V. Nugent                   260      1,158      52.0%      11.6%      13.5%
Patricia  Wolff                    61      1,220      12.2%      12.2%      12.2%
Jack E. Nugent                     61      4,794      12.2%      47.9%      46.2%
Nancy Nugent                       57      1,608      11.4%      16.1%      15.9%
Fred E. Nugent, II                 61      1,220      12.2%      12.2%      12.2%
                               ------     ------     -----      -----      -----
                  TOTAL           500     10,000       100%       100%       100%
All Officers and Directors
         As a Group               321      5,952      64.2%      59.5%      59.7%

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

         By virtue of her Class A stock ownership, Merle V. Nugent controls the composition of the Corporation's Board of Directors and the election of its officers. Prior to or upon the death of Merle V. Nugent, it is expected that Jack E. Nugent will become the owner of a controlling voting interest in the Corporation. For a discussion of the governance and management of the Corporation, see Item 9.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Over a period of years through 1991, the Corporation made significant loans to Jack E. Nugent, Merle V. Nugent and Nancy Nugent for various personal uses. As of September 30, 1998, the outstanding balances on such loans equaled $603,870, $212,442, and $70,635, respectively. Repayment of such balances is being made pursuant to separate promissory notes from the above individuals (each a "Shareholder Note"). Each Shareholder Note bears interest at the annual rate of 5.4%. The Shareholder Notes from Jack Nugent, Merle Nugent and Nancy Nugent require monthly payments of principal and interest equal to $3,330.12, $1,671.57 and $555.78, respectively, until March 15, 2001, at which time the entire balances thereon will be due, unless the Notes are renewed <See further discussion under Item 10>. All but $25,015 (as of September 30, 1998) of the outstanding balances on such Notes have been reserved against on the financial statements of the Corporation. The Loan Agreement restricts the ability of the Corporation to make further loans to the shareholders.


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



                                    Care First Inc.


Dated:  December 28, 1998           By      Jack E. Nugent
                                         ---------------------
                                            Jack E. Nugent,
                                            President and Administrator


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

           Signature                                   Title
           ---------                                   -----
         Jack E. Nugent                  President, Administrator and Director
----------------------------------       December 28, 1998
         Jack E. Nugent



         Merle V. Nugent                 Secretary and Director
----------------------------------       December 28, 1998
         Merle V. Nugent


         Tamara J. Austin                Director of Finance
----------------------------------       December 28, 1998
         Tamara J. Austin

                                  EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
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