Form 10QSB
period 1998-12-31
CARE FIRST INC
filed 1999-02-17
CIK 931414

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from       to
                                                 -----    -----

                        Commission file number 33-84692C
                                               ---------

                                 CARE FIRST INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)


                  Minnesota                                                      41-0877001
 --------------------------------------------                         ---------------------------------
(State or other jurisdiction of incorporation                        (I.R.S. Employer Identification No.)
         or organization)

               3720 23rd Ave So
                Minneapolis, MN                                                    55407
    --------------------------------------                            ---------------------------------
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

At December 31, 1998, 10,500 shares of Common Stock were outstanding.

                      -----------------------------------

         This Form 10-Q consists of 11 pages. Exhibits begin on page 11.

                                 CARE FIRST INC.

                                   FORM 10-QSB

                         QUARTER ENDED DECEMBER 31, 1998

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



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                                 CARE FIRST INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended September 30, 1998.

NOTE B - COMMON STOCK
         Authorized and outstanding common stock shares are as follows at December 31, 1998:


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
         Voting Rights                      Yes               No                No               N/A

NOTE C - OPERATIONS
         The Corporation owns and operates the following licensed nursing facility:


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


NOTE E - PROPOSED FACILITY SALE

During 1998, the Company entered into a definitive purchase agreement with Shelter Care Foundation (Shelter) for the sale of the Company's 256-bed licensed nursing facility, its home health agency, related parking and accessory facilities. The agreement calls for Shelter to purchase all real and personal property, all inventories and to assume all Company obligations for vested employee vacation and personal leave time as of the date of closing. The Company expects the transaction to close in March 1999.

                                 CARE FIRST INC.
                            CONDENSED BALANCE SHEETS


                                                                                           December 31,
                                                                                                1998                  September 30,
                                                                                            (Unaudited)                     1998
                                                                                           ------------               -------------

                ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                  $     42,983                $    265,652
Available-for-sale securities                                                                   375,823                     675,502
Accounts receivable, net                                                                      1,417,693                   1,287,425
Restricted trust funds                                                                          149,933                     718,668
Note receivable - stockholders, net                                                              25,015                      25,015
Prepaid expenses                                                                                 24,717                      11,517
Other current assets                                                                             86,804                           0
                                                                                           ------------                ------------
              Total Current Assets                                                         $  2,122,968                $  2,983,779

RESTRICTED TRUST FUNDS, NET OF CURRENT PORTION                                                1,000,000                   1,000,059

PROPERTY AND EQUIPMENT, NET                                                                   9,691,520                   9,786,488

INTANGIBLE ASSETS, NET                                                                          824,435                     850,998

DEFERRED INCOME TAXES                                                                            17,000                      17,000

                                                                                           ============                ============
                                                                                           $ 13,655,923                $ 14,638,324
                                                                                           ============                ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Checks written in excess of cash in bank                                                   $          -                $    132,396
Current portion of long-term debt                                                               325,000                     295,340
Accounts payable                                                                                152,365                     259,358
Accrued payroll, vacation and payroll taxes                                                     387,170                     421,678
Accrued interest                                                                                109,884                     446,534
Accrued real estate taxes and accrued expenses                                                  340,411                     476,127
Resident trust funds payable                                                                     43,136                      47,867
                                                                                           ------------                ------------
              Total Current Liabilities                                                    $  1,357,966                $  2,079,300

LONG-TERM DEBT, NET OF CURRENT PORTION                                                       12,242,567                  12,483,562

DEFERRED COMPENSATION                                                                            97,031                      94,664
                                                                                           ------------                ------------
              Total Liabilities                                                            $ 13,697,564                $ 14,657,526
                                                                                           ------------                ------------

STOCKHOLDERS' DEFICIT:
Class A Voting Common Stock, $.01 par value, 500
  shares authorized, issued and outstanding                                                           5                           5
Class B Non-voting Common Stock, $.01 par value,
  10,000 shares authorized, issued and outstanding                                                  100                         100
Additional Paid-in Capital                                                                       17,660                      17,660
Accumulated Deficit                                                                             (59,406)                    (36,967)
                                                                                           -------------               -------------
              Total Stockholders' Deficit                                                  $    (41,641)               $    (19,202)
                                                                                           ============                ============
                                                                                           $ 13,655,923                $ 14,638,324
                                                                                           ============                ============


            See accompanying notes to condensed financial statements.

                                 CARE FIRST INC.
           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                                                                 For the Three Months Ended
                                                                                                         December 31
                                                                                          -----------------------------------------
                                                                                              1998                           1997
                                                                                          (Unaudited)                    (Unaudited)
                                                                                          -----------                   -----------
REVENUES:
  Resident Services                                                                       $ 2,545,830                   $ 2,368,365
                                                                                          -----------                   -----------
             Total Revenue                                                                $ 2,545,830                   $ 2,368,365
                                                                                          -----------                   -----------

OPERATING EXPENSES:
  Resident Services                                                                       $ 2,149,139                   $ 1,842,899
  Home Health Services                                                                         25,992                        20,940
                                                                                          -----------                   -----------
             Total Operating Expenses                                                     $ 2,175,131                   $ 1,863,839
                                                                                          -----------                   -----------
INCOME FROM OPERATIONS BEFORE
  DEPRECIATION, AMORTIZATION AND INTEREST                                                 $   370,699                   $   504,526

DEPRECIATION AND AMORTIZATION                                                                 127,284                       122,597

INTEREST                                                                                      333,151                       319,263
                                                                                          -----------                   -----------
INCOME (LOSS) FROM OPERATIONS                                                             $   (89,736)                  $    62,666

OTHER INCOME                                                                                   52,297                        42,177
                                                                                          -----------                   -----------

INCOME (LOSS) BEFORE INCOME TAXES                                                         $   (37,439)                  $   104,843

PROVISION FOR (BENEFIT OF) INCOME TAXES                                                       (15,000)                       41,937
                                                                                          -----------                   -----------
NET INCOME (LOSS)                                                                         $   (22,439)                  $    62,906

Accumulated Deficit - Beginning                                                               (36,967)                     (153,241)
                                                                                          -----------                   -----------
ACCUMULATED DEFICIT - ENDING                                                                  (59,406)                      (90,335)
                                                                                          ===========                   ===========

            See accompanying notes to condensed financial statements.

                                 CARE FIRST INC.
                             STATEMENT OF CASH FLOWS


                                                                                                   For the Three Months Ended
                                                                                                           December 31
                                                                                               -------------------------------------
                                                                                                   1998                      1997
                                                                                               (Unaudited)               (Unaudited)
                                                                                               -----------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (Loss)                                                                         $ (22,439)                $  62,906
      Depreciation and Amortization                                                               127,284                   122,597
      Changes in Operating Assets and Liabilities:
        Accounts Receivable, net                                                                 (130,268)                   32,819
        Prepaid expenses                                                                          (13,200)                        0
        Other Current Assets                                                                      (86,804)                   15,409
        Checks Written in Excess of Cash in Bank                                                 (132,396)                        0
        Accounts Payable                                                                         (106,993)                  (52,444)
        Accrued Payroll, Vacation and Payroll Taxes                                               (34,508)                        0
        Accrued Interest                                                                         (336,650)                        0
        Accrued Real Estate Taxes and accrued expenses                                           (135,716)                 (536,613)
        Deferred compensation                                                                       2,367                         -
                                                                                                ---------                 ---------
                  Cash Flows from Operating Activities                                          $(869,323)                $(355,326)
                                                                                                ---------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of Property and Equipment                                                       $  (5,753)                $ (40,657)
      Purchases of available-for-sale securities                                                        0                  (236,694)
      Redemption of available-for-sale securities                                                 299,679                         0
      Deposits to Restricted Trust Funds                                                         (275,867)                 (368,526)
      Disbursements from Restricted Trust Funds                                                   839,930                   764,489
      Increase in Accrued Interest Receivable                                                           0                    20,568
                                                                                                ---------                 ---------
                  Cash Flows from Investing Activities                                          $ 857,989                 $ 139,180
                                                                                                ---------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Principal Payments on Long-Term Debt                                                      $(211,335)                $ (71,336)
                                                                                                ---------                 ---------
                  Cash Flow from Financing Activities                                           $(211,335)                $ (71,336)
                                                                                                ---------                 ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                                           $(222,669)                $(287,482)

CASH AND CASH EQUIVALENTS, BEGINNING                                                              265,652                   501,765
                                                                                                ---------                 ---------

                                                                                                =========                 =========
CASH AND CASH EQUIVALENTS, ENDING                                                               $  42,983                 $ 214,283
                                                                                                =========                 =========

Supplemental cash flows information:
  Cash paid for interest                                                                        $ 669,801                 $ 656,830
  Cash paid for income taxes                                                                    $  17,002                 $  41,937


            See accompanying notes to condensed financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Following is the analysis of the results of operations and financial condition of the Corporation as of December 31, 1998 and September 30, 1998 and for the three months ended December 31, 1998 and 1997.


DEPENDENCE ON MINNESOTA MEDICAID PROGRAM

Substantially all revenues of the Corporation are derived from daily resident rates established by the Department of Human Services (DHS) for its nursing facility pursuant to the Rate-setting System. Changes in the Rate-setting System are anticipated but the effects of such changes on the Corporation cannot be predicted. For instance, in 1995, the State of Minnesota, by statute, authorized the DHS to establish a contractual alternative payment system, called the "Nursing Home Contract Project". (See Other Information)


Comparison of the three months ended December 31, 1998 to the three months ended December 31, 1997.

For the unaudited three months ended December 31, 1998, the Corporation's net loss was $22,439 in comparison with a net income of $62,906 for the same period in 1997, or a decrease of $85,345. The decrease can be attributed to an increase in resident services expenses.

Resident services revenue increased by $177,465 or 7.5%, from $2,368,365 for the three months ended December 31, 1997 to $2,545,830 for the three months ended December 31, 1998. The increase in revenue is due to an increase in ancillary revenues of $115,554 in 1998 compared to 1997 coupled with an increase in the average per diem rates. At December 31, 1998, total occupancy was 71.4%, compared to 72.1% at December 31, 1997. Management is continually developing more extensive marketing strategies in an effort to fill the licensed beds.

Operating expenses, which include salaries and benefits, supplies, utilities, food, purchased services, and general and administrative expenses, increased $311,292 or 16.7% from $1,863,839 for the three months ended December 31, 1997 to $2,175,131 for the three months ended December 31, 1997. The net increase is principally attributed to an increase in nursing expenses of $201,915 and increases in ancillary expenses of $71,642 as a result of the revenue increase noted above.

Depreciation, amortization and interest expense, increased $18,575 or 4.2% from $441,860 for the three months ended December 31, 1997 to $460,435 for the three months ended December 31, 1998.

The Corporation's estimated income taxes recoverable for the three months ended December 31, 1998 was $15,000 based on a pretax loss of $37,439 and for the three months ended December 31, 1997, estimated income taxes payable were $41,937, based on pretax income of $104,843, based on an effective income tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation does not maintain any line of credit or other external sources of liquidity.

At December 31, 1998, the Corporation had $418,806 in cash and cash equivalents, and working capital of $765,002 based upon current assets of $2,122,968 and current liabilities of $1,357,966 and at September 30, 1998, the Corporation had $941,154 in cash and cash equivalents, and working capital of $904,479 based upon current assets of $2,983,779 and current liabilities of $2,079,300. During the three months ended December 31, 1998, cash decreased $522,348. Net cash used by operating activities was $869,323 for the three months ended December 31, 1998, principally as a result of cash used to pay accounts payable, interest payments, real estate taxes and an increase in accounts receivable, net.

Accounts payable has decreased $106,993 from September 30, 1998 to December 31, 1998. As of December 31, 1998, total outstanding debt of the Corporation equaled $12,567,567 consisting of the Series 1994 Taxable Health Care Facilities Revenue Bonds and the Series 1994 Health Care Facility Refunding Revenue Bonds, both of which are secured equally and ratably on parity by a mortgage lien on, security interest in and an assignment of leases and rents of the Addition, and a three year capital lease for a copy machine in the amount of $7,567.

Unamortized financing costs consist of financing costs associated with the issuance of the City of Minneapolis, Minnesota Taxable Health Care Facilities Revenue Bonds and the City of Minneapolis, Minnesota Health Care Facilities Refunding Revenue Bonds.

Restricted funds decreased a net $568,794 from $1,718,727 at September 30, 1998 to $1,149,933 at December 31, 1998 as a result of payments of bond principal and interest netted with interest earnings and deposits to the Bond Funds.

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



                                          CARE FIRST INC.


Dated:  February 15, 1999           By    Jack E. Nugent
                                       ---------------------------------------
                                          Jack E. Nugent, President



Dated:  February 15, 1999           By    Jack E. Nugent
                                       ---------------------------------------
                                          Jack E. Nugent, Director of Finance