Form 10QSB
period 1999-03-31
CARE FIRST INC
filed 1999-05-17
CIK 931414

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from            to
                                               ----------    -----------

                        Commission file number 33-84692C
                                              ----------

                                 CARE FIRST INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

                Minnesota                                  41-0877001
-----------------------------------------   ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

               3720 23rd Ave So
                Minneapolis, MN                              55407
-----------------------------------------   ------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (612) 724-5495
                    ----------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: YES   X    NO
                                       -----     ------

At March 31, 1999, 10,500 shares of Common Stock were outstanding.

                       -----------------------------------

         This Form 10-Q consists of 11 pages. Exhibits begin on page 11.

                                 CARE FIRST INC.

                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 1999

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

March 31, 1999

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

NOTE B - COMMON STOCK
         Authorized and outstanding common stock shares are as follows at March 31, 1999:

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
         Voting Rights                      Yes               No                No               N/A

NOTE C - OPERATIONS
         The Corporation owns and operates the following licensed nursing facility:

         Description                Address                   Operation
         -----------------------------------------------------------------------

         Nile Health Care           3720 23rd Ave South       256-Bed Nursing
         Center                     Minneapolis  MN           Care Facility

NOTE D - SERIES 1994 BONDS

In December 1994, the City of Minneapolis issued $4,725,000 of Health Care Facilities Refunding Revenue Bonds and $8,500,000 of Taxable Health Care Facilities Revenue Bonds to refund the Series 1983 Tax Exempt Bonds (collectively referred to as the "Bonds") and to finance construction and equipping of a 131-bed Addition to the Corporation's 125-bed Existing Facility.

On April 30, 1999, the Corporation sold substantially all of its assets. Effective with the sale, the bonds were defeased and the Corporation has been released from all obligations under the Bonds.


NOTE E - FACILITY SALE

On April 30, 1999, the Company sold its 256-bed licensed nursing facility, its home health agency, related parking and accessory facilities to Shelter Care Foundation (Shelter). The sale agreement calls for Shelter to purchase all real and personal property, all inventories and to assume all Company obligations for vested employee vacation and personal leave time.

                                 CARE FIRST INC.
                            CONDENSED BALANCE SHEETS


                                                                      March 31,
                                                                        1999                 September 30,
                                                                    (Unaudited)                  1998
                                                                -------------------       ------------------
               ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                       $           37,018        $         265,652
Available-for-sale securities                                              372,666                  675,502
Accounts receivable, net                                                 1,215,563                1,287,425
Restricted trust funds                                                     660,540                  718,668
Note receivable - stockholders, net                                         37,967                   25,015
Prepaid expenses                                                           196,319                   11,517
Other current assets                                                         8,529                        0
                                                                -------------------       ------------------
             Total Current Assets                               $        2,528,602        $       2,983,779

RESTRICTED TRUST FUNDS, NET OF CURRENT PORTION                           1,000,003                1,000,059

PROPERTY AND EQUIPMENT, NET                                              9,616,362                9,786,488

INTANGIBLE ASSETS, NET                                                   1,010,854                  850,998

DEFERRED INCOME TAXES                                                            -                   17,000
                                                                -------------------       ------------------
                                                                $       14,155,821        $      14,638,324
                                                                ===================       ==================

    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Checks written in excess of cash in bank                        $                -        $         132,396
Current portion of long-term debt                                          325,000                  295,340
Accounts payable                                                           300,139                  259,358
Accrued payroll, vacation and payroll taxes                                401,643                  421,678
Accrued interest                                                           439,534                  446,534
Accrued real estate taxes and accrued expenses                             412,775                  476,127
Resident trust funds payable                                                48,838                   47,867
                                                                -------------------       ------------------
             Total Current Liabilities                          $        1,927,929        $       2,079,300

LONG-TERM DEBT, NET OF CURRENT PORTION                                  12,241,677               12,483,562

DEFERRED COMPENSATION                                                       99,397                   94,664
                                                                -------------------       ------------------
             Total Liabilities                                  $       14,269,003        $      14,657,526
                                                                -------------------       ------------------

STOCKHOLDERS' DEFICIT:
Class A Voting Common Stock, $.01 par value, 500
  shares authorized, issued and outstanding                                      5                        5
Class B Non-voting Common Stock, $.01 par value,
  10,000 shares authorized, issued and outstanding                             100                      100
Additional Paid-in Capital                                                  17,660                   17,660
Accumulated Deficit                                                       (130,947)                 (36,967)
                                                                -------------------       ------------------
             Total Stockholders' Deficit                        $         (113,182)       $         (19,202)
                                                                -------------------       ------------------
                                                                $       14,155,821        $      14,638,324
                                                                ===================       ==================


                 See accompanying notes to condensed financial statements.

                                 CARE FIRST INC.
           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                    For the Three Months Ended                  For the Six Months Ended
                                                              March 31                                    March 31
                                             ------------------------------------------   --------------------------------------

                                                    1999                   1998                  1999                  1998
                                                (Unaudited)            (Unaudited)           (Unaudited)          (Unaudited)
                                             -------------------    -------------------   ------------------    ----------------
REVENUES:
  Resident Services                          $        2,519,113     $        2,503,766    $       5,064,943     $     4,872,131
                                             -------------------    -------------------   ------------------    ----------------
           Total Revenue                     $        2,519,113     $        2,503,766    $       5,064,943     $     4,872,131
                                             -------------------    -------------------   ------------------    ----------------


OPERATING EXPENSES:
  Resident Services                          $        2,215,325     $        2,080,357    $       4,364,464     $     3,923,256
  Home Health Services                                        -                 (1,322)              25,992              19,618
                                             -------------------    -------------------   ------------------    ----------------
           Total Operating Expenses          $        2,215,325     $        2,079,035    $       4,390,456     $     3,942,874
                                             -------------------    -------------------   ------------------    ----------------

INCOME FROM OPERATIONS BEFORE
  DEPRECIATION, AMORTIZATION AND INTEREST    $          303,788     $          424,731    $         674,487     $       929,257

DEPRECIATION AND AMORTIZATION                           126,840                122,897              254,124             245,494

INTEREST                                                329,650                318,729              662,801             637,992
                                             -------------------    -------------------   ------------------    ----------------

INCOME (LOSS) FROM OPERATIONS                $         (152,702)    $          (16,895)   $        (242,438)    $        45,771

OTHER INCOME                                             51,161                 43,878              103,458              86,055
                                             -------------------    -------------------   ------------------    ----------------

INCOME (LOSS) BEFORE INCOME TAXES            $         (101,541)    $           26,983    $        (138,980)    $       131,826

PROVISION FOR (BENEFIT OF) INCOME TAXES                 (30,000)                10,793              (45,000)             52,730
                                             -------------------    -------------------   ------------------    ----------------

NET INCOME (LOSS)                            $          (71,541)    $           16,190    $         (93,980)    $        79,096

Accumulated Deficit - Beginning                         (59,406)               (90,335)             (36,967)           (153,241)
                                             -------------------    -------------------   ------------------    ----------------

ACCUMULATED DEFICIT - ENDING                           (130,947)               (74,145)            (130,947)            (74,145)
                                             ===================    ===================   ==================    ================


          See accompanying notes to condensed financial statements.

                                 CARE FIRST INC.
                             STATEMENT OF CASH FLOWS


                                                                              For the Six Months Ended
                                                                                        March 31
                                                                    --------------------------------------------------

                                                                         1999                             1998
                                                                      (Unaudited)                      (Unaudited)
                                                                    -----------------               ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (Loss)                                             $        (93,980)               $          79,096
      Depreciation and Amortization                                          254,124                          245,494
      Changes in Operating Assets and Liabilities:
        Accounts Receivable, net                                              71,862                         (240,312)
        Other Current Assets                                                (189,283)                         (14,288)
        Accounts Payable                                                      40,781                           20,414
        Other Accrued Expenses                                               (83,387)                         (60,433)
        Deferred compensation                                                  4,733                                -
                                                                    -----------------               ------------------
                 Cash Flows from Operating Activities               $          4,850                $          29,971
                                                                    -----------------               ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of Property and Equipment                           $        (30,873)               $         (64,730)
      Purchases of available-for-sale securities                             (86,426)                        (679,064)
      Redemption of available-for-sale securities                            389,262                          502,248
      Increase in Accrued Interest Receivable                                 (7,000)                          26,193
      Deposits to Restricted Trust Funds                                    (867,016)                        (744,590)
      Disbursements from Restricted Trust Funds                              926,171                          715,419
      Other                                                                 (212,981)                           9,652
                                                                    -----------------               ------------------
                 Cash Flows from Investing Activities               $        111,137                $        (234,872)
                                                                    -----------------               ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Checks written in excess of cash                              $       (132,396)               $               -

      Principal Payments on Long-Term Debt                                  (212,225)                         (72,671)
                                                                    -----------------               ------------------
                 Cash Flow from Financing Activities                $       (344,621)               $         (72,671)
                                                                    -----------------               ------------------

DECREASE IN CASH AND CASH EQUIVALENTS                               $       (228,634)               $        (277,572)

CASH AND CASH EQUIVALENTS, BEGINNING                                         265,652                          501,765
                                                                    -----------------               ------------------

CASH AND CASH EQUIVALENTS, ENDING                                   $         37,018                $         224,193
                                                                    =================               ==================

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash paid for interest                                            $        669,801                $         744,333
  Cash paid for income taxes                                        $              -                $               -


            See accompanying notes to condensed financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Following is the analysis of the results of operations and financial condition of the Corporation as of March 31, 1999 and September 30, 1998 and for the year to date and three months ended March 31, 1999 and 1998.


DEPENDENCE ON MINNESOTA MEDICAID PROGRAM

Substantially all revenues of the Corporation are derived from daily resident rates established by the Department of Human Services (DHS) for its nursing facility pursuant to the Rate-setting System. Changes in the Rate-setting System are anticipated but the effects of such changes on the Corporation cannot be predicted. For instance, in 1995, the State of Minnesota, by statute, authorized the DHS to establish a contractual alternative payment system, called the "Nursing Home Contract Project". (See Other Information)

Comparison of the three months ended March 31, 1999 to the three months ended March 31, 1998 and the six months ended March 31, 1999 to the six months ended March 31, 1998.

For the unaudited second quarter of 1999, the three months ended March 31, 1999, the Corporation's net loss was $71,541 in comparison with net income of $16,190 for the same period in 1998, and for the six months ended March 31, 1999, the net loss was $93,980 in comparison with a net income of $79,096 for the same period in 1998, or an decrease of $173,076. The net loss can be attributed to additional costs related to the proposed sale of the facility during the first six months of 1999. The decrease in net income for the three months ended March 31, 1999, was also related to the additional costs as part of the sale.

Resident services revenue increased by $15,347or 1%, from $2,503,766 for the three months ended March 31, 1998, to $2,519,113 for the three months ended March 31, 1999, and increased $192,812 or 4%, from $4,872,131 for the six months ended March 31, 1998, to $5,064,943 for the six months ended March 31, 1999. The increase in revenue is due to a census crease in 1999. For the six months ended March 31, 1999, total occupancy ended at 79%, compared to an average of 73% for the six months ended March 31, 1998. Management is continually developing more extensive marketing strategies in an effort to fill the beds.

Operating expenses, which include salaries and benefits, supplies, utilities, food, purchased services, and general and administrative expenses, increased $136,290 or .7% from $2,080,357 for the three months ended March 31, 1998 to $2,215,325 for the three months ended March 31, 1999, and increased $447,582 or 11% from $3,942,874 for the six months ended March 31, 1998 to $4,390,456 for the six months ended March 31, 1999. The net increase for the six months is principally related to costs of the proposed sale.

Depreciation, amortization and interest expense increased $14,872 or .3% from $441,626 for the three months ended March 31, 1998 to $456,498 for the three months ended March 31, 1999, and increased $33,439 or .4% from $883,486 for the six months ended March 31, 1998 to $916,925 for the six months ended March 31, 1999. The increase is from additional fixed asset depreciation.

The Corporation's estimated income tax provision for the three months ended March 31, 1998 were $10,793 based on pretax income of $26,983 and for the three months ended March 31, 1999, estimated income tax benefit was $30,000 based on pretax loss of $101,541. For the six months ended March 31, 1998 were $52,730 based on pretax income of $79,096 and for the six months ended March 31, 1999, estimated income taxes payable were $45,000, based on pretax loss of $138,980, based on an effective income tax rate of 35%.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation does not maintain any line of credit or other external sources of liquidity.

At March 31, 1999, the Corporation had $409,684 in cash and cash equivalents, and working capital of $600,673 based upon current assets of $2,528,602 and current liabilities of $1,927,929 and at September 30, 1998, the Corporation had $941,154 in cash and cash equivalents, and working capital of $904,479 based upon current assets of $2,983,779 and current liabilities of $2,079,300. During the six months ended March 31, 1999, cash decreased $228,634. Net cash generated by operating activities was $4,850 for the six months ended March 31, 1999, principally as a result of receivable collections.

As of March 31, 1999, total outstanding debt of the Corporation equaled $12,566,677 consisting of the Series 1994 Taxable Health Care Facilities Revenue Bonds and the Series 1994 Health Care Facility Refunding Revenue Bonds, both of which are secured equally and ratably on parity by a mortgage lien on, security interest in and an assignment of leases and rents of the Addition, and a three year capital lease for a copy machine in the amount of $6,677.

Unamortized financing costs consist of financing costs associated with the issuance of the City of Minneapolis, Minnesota Taxable Health Care Facilities Revenue Bonds and the City of Minneapolis, Minnesota Health Care Facilities Refunding Revenue Bonds.

Restricted funds decreased a net $59,155 from $1,718,727 at September 30, 1998 to $1,660,543 at March 31, 1999 as a result of payments of bond principal and interest netted with interest earnings and deposits to the Bond Funds.

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



                                            CARE FIRST INC.


Dated:  February 15, 1999           By Jack E. Nugent
                                       ----------------------------------------
                                       Jack E. Nugent, President



Dated:  February 15, 1999           By Jack E. Nugent
                                       ----------------------------------------
                                       Jack E. Nugent, Director of Finance